Form 10KSB
period 1999-06-30
ANYTHING INTERNET CORP
filed 1999-09-23
CIK 1076038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number: 000-29994

                          Anything Internet Corporation
                         ------------------------------
             (Exact name of registrant as specified in its charter)



                  COLORADO                            84-1425882
       ----------------------------              ----------------------
       (State or other jurisdiction                (I.R.S. Employer
             of incorporation)                   Identification Number)


            3020 North El Paso, Ste. 103, Colorado Springs, CO  80907
         --------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)


      Registrant's  telephone  number,  including  area  code:  (719) 227-1903

                    Securities registered pursuant to Section
                                12(b) of the Act:

          Title of each class Name of each exchange on which registered
                                      NONE

                    Securities registered pursuant to Section
                                12(g) of the Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

Check  whether  the  Issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The Registrant's revenues for its fiscal year ended June 30, 1999 were $3,503,822.

The aggregate market value of the voting stock on September 21, 1999 (consisting of Common Stock, no par value per share) held by non-affiliates was approximately $5,049,551 based upon the closing price for such Common Stock on said date ($3.75), as reported by a market maker. On such date, there were 3,074,400 shares of Registrant's Common Stock outstanding.


PART  I

Item  1.  Description  of  Business

OVERVIEW

     Anything Internet Corporation (the "Company") is an Internet e-commerce holding company focused on building a network of successful e-commerce operating companies, joint ventures, strategic alliances and partnerships. The anticipated outcome of these various endeavors is the creation of the first true e-commerce conglomerate.

     Unlike most e-commerce businesses today, the Company is not limiting itself to one specific area of e-commerce (ie. books, computers, CDs, etc.). Rather, the Company is aggressively pursuing diversification into a variety of emerging e-commerce venues. If successful, the Company will have:

- minimized its exposure and risk to normal industry specific business down cycles;

- increased its chances of participating in one of the few expected "super successful" Internet e-commerce ventures; and

- created more site traffic and revenue generating opportunities by referring potential customers to other Internet storefronts owned and operated by the Company rather than by a third-party.

     Currently  the  Company  operates  through  two  wholly-owned subsidiaries:
AnythingPC Internet Corporation ("AnythingPC") and Anything Coffee Corporation ("AnythingCoffee"). AnythingPC is a rapidly growing Internet based discount retailer of over 201,000 different computer hardware, software and peripheral products to end consumers and businesses. Through its Internet storefronts - www.anythingpc.com, www.anythingmac.com and www.anythingunix.com - AnythingPC offers one-stop shopping to its customers 24 hours a day, seven days a week. In addition to its wide array of product offerings, AnythingPC's storefronts feature competitively priced "Hot Products", an easy-to-use graphical interface, a powerful search engine to locate any product desired, a unique "quote monkey" for pricing assistance on hard-to-find products, and a special "notify me" feature that automatically notifies customers when a backordered product arrives in stock and keeps the customer appraised of the estimated time of arrival.

     AnythingCoffee offers coffee drinkers the opportunity to purchase over 200 specialty coffees, including the difficult to find Jamaican Blue Mountain, derived from coffee beans originating from more than 18 countries worldwide - all from the comfort of their homes or offices. AnythingCoffee's Internet storefront, www.anycoffee.com, presents customers with similar easy-to-use navigation, search, and general functionality found at the AnythingPC Internet storefronts.

     The Company also offers, through its AnythingBooks Internet storefront, www.anythingbooks.com, a wide selection of books, magazines and music through an affiliate partnership with barnesandnoble.com, Inc. (Nasdaq: BNBN). Through this affiliation, the Company is able to utilize barnesandnoble.com's investment in their distribution, warehousing and customer service support while receiving a portion, typically 5 - 10% of the gross sale, on all product sales generated through this affiliation.

     Since its incorporation on August 15, 1997, under the laws of the state of Colorado, the Company has experienced tremendous growth in both monthly revenues and visitors to its various Internet storefronts. To continue with this rapid pace of growth and to enhance brand awareness and monthly traffic to its Internet storefronts, the Company has begun entering into strategic marketing alliances with popular Internet content providers and sites of interest such as C|Net's Shopper.com, mySimon.com, Priceline.com and bottomdollar.com as well as technology enablers such as Digital River, Inc. (NASDAQ: DRIV). The Company is currently in negotiations with several other popular content providers and sites of interest to greatly expand the number of such strategic alliances to further enhance its Internet storefronts' technology, expand brand awareness, monthly traffic and subsequent revenues.

INDUSTRY/INTERNET  OVERVIEW

Growth  of  the  Internet  and  Online  Commerce

The Internet has emerged as a significant global medium for communications, information and commerce, enabling millions of people to share information and conduct business electronically. The Company believes growth in Internet usage and online commerce has been fueled by a number of factors including:

- the large and growing installed base of advanced personal computers in the home and office;

-  improvements  in  network  infrastructure  and  bandwidth;

-  easier  and  cheaper  access  to  the  Internet;

-  increased  awareness  of  the Internet among consumer and business users; and

- the rapidly expanding availability of online content and commerce which increases the value to users of being connected to the Internet.

Forrester Research, Inc., a market research firm, issued a report in December 1998 predicting U.S. business trade on the Internet will explode from $43 billion in 1998 to $1.3 trillion in 2003. Meanwhile, International Data
Corporation ("IDC"), another market research firm, estimated the number of Internet users worldwide will grow from approximately 69 million at the end of 1997 to approximately 320 million by 2002. In addition, IDC estimates that the percentage of such Internet users buying goods and services on the Internet will increase from 26% in 1997 to 40% in 2002. The two largest segments of Internet sales are expected to be computer hardware, software and consumer electronics purchases and travel and vacation planning.

Traditional  Methods  of  Retailing

     The traditional retail industry is comprised of both store- and catalog-based companies. The Company believes that these retailers face inherent structural limitations that may not allow them to take full advantage of the growing worldwide retail marketplace and their customer's increasingly complex and busy daily schedules.

     Store-based retailers have limited shelf space due to costly inventory, store personnel and real estate considerations that limit the number of stock keeping units (SKUs) they can offer to their customers. The Company believes that large store-based retailers, also called warehouses or superstores, typically carry only about 4,000 SKUs. As a result, manufacturers compete for scarce retail shelf space and access to the large distributors that supply these store-based retailers. Thus, manufacturers incur a significant expense to gain this access and retailers face the risk of carrying inventory that may quickly become obsolete. In addition, the store-based retailers' merchandising process, which requires that the retailer physically obtain, set up, and display product limits the speed at which these retailers can change their merchandise mix and offer new products. Furthermore, because store-based retailers must make significant investments in inventory, real estate and on-site personnel, they are not able to expand quickly into new geographic regions. Personnel costs also limit the number of hours during which store-based retailers may operate, thereby limiting customer access and convenience. Additionally, store-based retailers face challenges in hiring, training and retaining knowledgeable sales staff conversant and up-to-date on the broad array of hardware and software products.

     Catalog retailers offer their customers the convenience of shopping from home or the office and more flexible hours of operation, but they are still constrained by catalog mailing, printing and associated expenses as to the number of SKUs they can feature and the amount of product information they can provide. The Company believes that a typical catalog retailer carries up to 40,000 SKUs, but typically only features 2,000 - 3,000 SKUs in any single catalog. Furthermore, the entire catalog shopping experience is, in general, neither interactive nor personalized, yet requires extensive personnel support and manual intervention on behalf of the retailer to take and process orders. The Company also believes that many catalog retailers focus primarily on the corporate marketplace.

     The Company believes that the business model of the traditional retailer results in inefficiencies that are exacerbated by, among other things, the broad array of products and the rapidly changing world we live in. The Company believes that Internet-based retailers are well positioned to solve and capitalize on these inefficiencies.

ANYTHING  INTERNET'S  SOLUTION

The Company understands the key business challenges of the retailing industry and has adapted to the unique environment of the Internet to address those and anticipated future challenges. The Company believes that the key operating advantages of its Internet storefronts and e-commerce in general are:

Attractive Economics of the Internet Storefront -- As an Internet-only retailer, the Company is not constrained by the inherent limitations of store- and catalog-based retailers. The Company enjoys structural economic advantages relative to traditional retailers, including:

-  low-cost  and  essentially  unlimited  shelf  space;

-  flexible  advertising  and  affordable  merchandising  opportunities;

-  lower  personnel  requirements;

- scaleable technology and systems that can serve a fast-growing customer base; and

- the ability to serve a worldwide customer base from a single, domestic location.

The Company intends to leverage its Internet storefronts, content provided, marketing and technology over a growing global customer base resulting in substantial economies of scale that the Company believes should enable it to achieve greater operating margins, product diversification and, ultimately, levels of profitability compared to tradition retailers.

Customer Convenience -- The Company provides enhanced customer convenience by enabling customers to purchase products from either their home or office 24 hours a day, seven days a week. The Company believes that customers may buy more items because they have more hours to shop, can act immediately upon impulse, and can readily locate items that are difficult to find in retail stores or catalogs.

Selection -- Because the Company's shelf space is low-cost and virtually limitless, the Company is able to offer some of the most comprehensive selections of products available. To offer such a large selection would be economically and physically impractical to stock in a retail store or publish in a mail-order catalog. For example, through its wholly-owned subsidiary AnythingPC Internet Corporation, the Company currently offers more than 201,000 computer hardware, software and peripheral products.

Low-Cost Distribution Channel for Manufacturers -- Unlike traditional store or catalog retailers that often charge manufacturers for "shelf space", the Company can offer the same manufacturers electronic "shelf space" with no up-front cost. This benefits the Company in better margins on certain products, the manufacturer gains additional retail presence with no up-front costs, and the buyer gets access to desired products at extremely competitive price.

Customer Service -- The inherent nature of the Internet allows for improved pre- and post-sales support via both e-mail and telephone. Customers may inquire about the status and tracking of their orders via the Company's Internet storefronts. Also, customers can choose to be notified automatically when a backordered product they desire has arrived in stock and is available for shipment.

Worldwide Customer Base -- Because the Internet is worldwide in scope, the Company can offer its entire product line to customers in domestic, international, urban and rural locations where finding the product desired by the customer is not always a simple task.


STRATEGY

The Company's objective is to become the first true e-commerce conglomerate. The Company intends to capitalize on and extend its market position as one of the first-mover e-commerce companies through the following key strategies:

Building Brand Awareness -- The Company believes that building brand awareness of its Internet storefronts is critical to attracting and expanding its customer base. The Company intends to continue building brand awareness and expanding its customer base through various marketing methods, including:

- building strategic alliances with various Internet content providers and sites of interest;

-  Internet  marketing campaigns, including both general and direct advertising;

- creating as many general and specific "links" to the Company's various Internet storefronts as possible;

- targeted non-Internet marketing programs aimed at generating sales from consumers and businesses; and

- specialized programs, including "personalization" features, directed towards building repeat business from existing customers.

Promote Repeat Purchases -- The Company's strategy is to build customer loyalty and thereby promote repeat buying by providing enhanced product information to consumers, efficient site navigation and search capabilities, personalized services and targeted communications and promotions, and a broad range of immediately available products.

Leverage and Further Develop Strategic Relationships -- The Company intends to continue to leverage its strategic marketing alliances with popular portals and sites of interest such as C|Net's Shopper.com, mySimon.com, Priceline.com and bottomdollar.com and technology enablers such as Digital River, Inc. (NASDAQ:
DRIV) to enhance its Internet storefronts' technology, expand brand recognition and increase site traffic and subsequent customer sales. The Company also intends to expand its online visibility and may enter into relationships with additional Internet access providers, search engines and other high-traffic Internet sites.

Maintain Technology Focus and Expertise -- The Company intends to continue maximizing the unique efficiencies of the Internet, such as the ability to make changes in merchandising and content in real-time and at low cost, to:

-  increase  merchandising  effectiveness;

-  personalize  the  customers'  experiences;  and

-  improve  operating  efficiencies.

     The Company is currently developing systems and technologies to personalize visitors' shopping and post-shopping experiences. By targeting content and promotions such as e-mails, newsletters and store advertising, the Company can deliver more compelling promotional programs. The Company also intends to use such technology to lower transaction costs and improve the customer's online shopping experience through:

- the automation of customer service functions such as automated e-mail responses and online in-stock status;

- product management such as using automation to update the product databases and create upsells and links to product reviews; and

- communications with suppliers for purchasing and automating payment methods for accounting.

Strengthen First-Mover Advantages -- The Company believes that significant barriers exist that are making it increasingly difficult to enter the online computer products marketplace in a cost-effective manner. These barriers include:

- the necessary up-front investment in technology and technical infrastructure, such as that required for real-time processing of both payment and order fulfillment. International Data Corporation, a market research firm, recently reported on average that it costs an average of $6 million to establish a new e-commerce site plus an average of $13 million annually to maintain and promote it;

- the time and expense required to build a brand that effectively draws customers to an Internet site;

- the time, expense and expertise necessary to develop publisher and distributor relationships; and

- the need to develop strategic alliances with high-traffic, high-profile Internet sites.

The Company intends to extend its first-mover advantages in each of these areas.

ANYTHINGPC  INTERNET  CORPORATION

     AnythingPC Internet Corporation, a wholly-owned subsidiary of the Company, is a rapidly growing Internet based discount retailer of over 201,000 different computer hardware, software and peripheral products to end consumers and businesses. Through its Internet storefronts - www.anythingpc.com, www.anythingmac.com, and www.anythingunix.com - AnythingPC offers one-stop shopping to its customers 24 hours a day, seven days a week. In addition to its wide array of product offerings, AnythingPC's storefronts feature competitively priced "Hot Products", an easy-to-use graphical interface, a powerful search engine to locate any product desired, a unique "quote monkey" for pricing assistance on hard-to-find products, and a special "notify me" feature that automatically notifies customers when a backordered product arrives in stock and keeps the customer appraised of the estimated time of arrival.

     The growth and acceptance of selling computer hardware, software and peripherals via Internet e-commerce has been surprisingly fast. AnythingPC made its first e-commerce sale in December 1997.

AnythingPC's  Storefronts

     Customers access AnythingPC's Internet storefronts through www.anythingpc.com, www.anythingmac.com or www.anythingunix.com and are presented with a simple, intuitive and easy to use graphical interface. AnythingPC has learned that customers entering the storefronts generally fall into one of two categories:

- they are looking for specific product and wish to purchase it quickly and at a competitive price; or

- they are browsing the store and seeking an entertaining and informative shopping experience.

AnythingPC's Internet storefronts are designed to satisfy both types of customers. Just like a physical retail store, customers can browse the departments of the store, search for specific needs, view promoted products, obtain product information, order products, and ask for customer service. Unlike the traditional retail store, this can all be accomplished from the comfort and convenience of the customer's home or office.

     Shoppers purchase products by simply clicking on a button to add products to their "virtual" shopping baskets. Customers can add and/or subtract products from their shopping baskets as they browse, prior to making a final purchasing decision, just as in a physical retail store. To execute orders, customers click on the buy button and are prompted to supply shipping and, in the case of consumers, credit card details, either by e-mail or by telephone. The store design enables purchasers to buy several products at once, rather than having to repeat the same purchase process for each desired product. All customer information is stored on the Company's secure server and is used to enhance subsequent shopping experiences by the repeat customer and better enable the AnythingPC to target special promotions. This process is highly automated, but AnythingPC does accept orders, questions and requests for product information via the telephone for those customers who are concerned about sending credit card information over the Internet.

ANYTHING  COFFEE  CORPORATION

     Building off of its technological infrastructure created at AnythingPC, the Company created a new subsidiary, Anything Coffee Corporation, and launched its first derivative Internet storefront, www.anycoffee.com, in August 1999. The AnythingCoffee Internet storefront features easy-to-use navigation, search and general functionality found at the AnythingPC Internet storefronts.

     Through its Internet storefront, AnythingCoffee offers coffee drinkers the opportunity to purchase over 200 specialty coffees derived from coffee beans originating from more than 18 countries worldwide - all from the comfort of their homes or offices. In addition, customers may purchase specialty accessory items such as custom roasting machines and green beans (raw, unroasted coffee beans).

     According to Specialty Coffee Association of America, one out of every two Americans is classified as a coffee drinker. Altogether, Americans alone spend more than $7 billion annually on coffee consumption. The Internet market for coffee is currently highly fractured and basically a series of "mom and pop" outfits, thereby creating a significant first-mover opportunity for AnythingCoffee.

ANYTHINGBOOKS.COM

     In August 1999, the Company entered into an affiliate partnership with barnesandnoble.com, Inc. (Nasdaq: BNBN) for the creation of the AnythingBooks Internet storefront, www.anythingbooks.com. Through this affiliation, the Company is able to its customers one of the largest selections of books, magazines and music under one roof at almost no cost to the Company. The Company is able to do this by utilizing barnesandnoble.com's sizeable investment in their distribution, warehousing and customer service support in a profit sharing enviornment. The Company typically receives 5 - 10% of the gross proceeds on all product sales generated through this affiliation


MARKETING  AND  PROMOTION

     The Company's marketing strategy is to promote, advertise and increase its brand visibility to attract new customers through multiple channels, including:

-  developing  strategic  alliances  with  major  portal  sites;

-  advertising  on  leading  Internet  sites  and  other  media  worldwide;

-  expanding  the  Company's  affiliates  network  and  linking  programs;  and

-  direct  marketing  to  existing  and  potential  customers.

     The Company believes that the use of multiple marketing channels reduces reliance on any one source of customers, lowers customer acquisition costs, and maximizes brand awareness.

Strategic Alliances -- The Company pursues strategic relationships to expand the Company's online presence, increase its access to online customers, expand brand recognition, and enhance the underlying technology of its Internet storefronts. In pursuing these relationships, the Company seeks exclusive or semi-exclusive positioning for the sales of computer related products on key screens of major Internet sites. To date, the Company has established successful strategic alliances with companies such as C|Net's Shopper.com, mySimon.com, Priceline.com, bottomdollar.com and Digital River, Inc. (NASDAQ: DRIV).

Online Advertising -- In addition to its primary strategic alliances, the Company utilizes numerous online sales and marketing techniques to increase brand recognition and drive traffic to the Company's Internet storefronts, including banner advertising on various high-traffic Internet sites. Such banner advertisements can be permanently displayed for designated periods of time or displayed when a user searches for information relating to certain keywords (ie. "printers" or "software").

Direct Marketing -- The Company believes that the demographics of Internet users overlap one-to-one with the demographics of potential customers, especially those seeking to purchase new computer hardware, software and peripheral products. The Company believes that the Internet provides additional opportunities for direct marketing to the Company's customers through a variety of mechanisms, and is exploring such direct marketing opportunities to target new and existing customers with customized offers such as an e-mail newsletter, special product offers and preferred customer offers.

Linking  --  The  Company  believes  it  is important to create as many Internet
"links" to its Internet storefronts as possible. The Company has begun an aggressive program to increase the number of links from search engines, manufacturers' Internet sites, community, affinity and basic home pages.

Customer Service -- The Company believes its ability to establish and maintain long-term relationships with its customers and encourage repeat visits and purchases depends, in part, on the strength of its customer support and service. Customer support and service personnel are responsible for handling general customer inquiries, answering customer questions about the ordering process, and investigating the status of orders, shipments and payments. The Company has automated some of the tools used by its customer support and service staff, including the tracking screens that enable its support staff to track a transaction by any of a variety of information sources. At any point in the purchasing process, customers can access the Company's support staff by e-mail, fax or telephone. Customers who are reluctant to enter their credit card numbers through the Internet site are also invited to call the Company directly for purchases. The Company currently employees a growing staff of dedicated customer support and service personnel.


TECHNOLOGY  AND  SYSTEMS

     The Company uses complex proprietary and commercially licensed technology to make both the customer experience and the management reporting process as seamless and simple as possible with minimal human intervention necessary. To that end, the Company has developed technologies and systems to support scaleable, flexible and seamless online reselling in a secure and easy to use manner. By using a combination of proprietary and commercially available technologies, the Company has deployed systems for online content dissemination, online transaction processing, customer service, market analysis and electronic data interchange.

Scaleability and Flexibility -- The architecture of the Company's hardware and software is built upon a distributed transaction-processing model which allows the process load to be distributed among multiple parallel servers. This architecture allows the Company to scale by either adding new servers or increasing the capacity of existing servers. The Company's hardware and software configuration is designed to scale to support growth while maintaining user performance and minimizing the cost per transaction. In the rapidly changing Internet environment, the ability to update this system in order to stay current with new technologies is important. The system's template technology and modular database design allow the addition or replacement of software components, page layout templates, and search and retrieval engines with minimal effort and disruption. This architecture also enables low-cost, rapid deployment of additional, co-branded Internet sites that integrate with the Company's other Internet storefronts.

Seamlessness -- The Company's multiple hardware and software systems integrate seamlessly to manage real-time transactions with limited human intervention. Orders for products are routed to the appropriate contact person or distributor while the customer's credit card is charged. Orders requiring human intervention are automatically routed for processing by a customer service representative.

Store Engine Architecture -- The Company's hardware and software systems are based upon a distributed transaction-processing model that allows applications and data to be distributed among multiple parallel servers. Many of the software components, and the pages of the Company's Internet storefronts, are developed in a manner that enables the separation of the page look and feel from the individual data elements and their associated database lookups. This separation permits frequent changes to product pricing information, reduces software and database updates for Internet site changes, and minimizes the engineering required to maintain a growing number of items and content. The Company utilizes technology that also enables Internet storefronts with different formats to integrate various elements such as search, vendor and product pages. This technology allows the Company to maintain several Internet storefronts over a single order processing and customer service system.

Data Warehouse -- The Company utilizes a database management system to index, retrieve and manipulate product information, content, product catalogs, orders and transaction and customer information. This system allows for rapid searching, sorting, viewing and distribution of a large volume of content. The Company deploys a data warehouse that enables it to access detailed transaction and customer interaction data and perform proprietary market analysis. The data warehouse provides a unified platform for the store engine and other components. This data warehouse system incorporates commercially available hardware and software combined with proprietary software of the Company in a configuration developed internally.

Customer Reassurance -- A critical issue to the success of online retailing is maintaining the integrity of information, particularly the security of customer information such as credit card numbers. The Company believes that its existing security systems are at least as secure as those used for traditional retail store transactions and that it has a comprehensive security strategy. The Company's system automatically monitors each purchase and confirms each order by e-mail to the customer within minutes after the order is placed.

Fault Tolerance and Scaleable Internet Access -- The Company's systems are designed for automatic transfer to "hot" spare systems in the event of failure and are equipped with fully automated reporting tools. These tools provide automated trouble notification and detailed event logging. A load distribution system monitors traffic to each server. Should a system fail to respond to a request, the automated distribution system will redistribute traffic among the remaining machines with no loss of user functionality. In addition, the Company maintains redundant servers in both California and Colorado to further minimize the chance of loss or system disruption.

     Notwithstanding these precautions, there can be no assurance that either the security mechanisms of the Company's Internet provider, the Company, or the Company's other suppliers will prevent security breaches or service breakdowns. Despite the implementation of network security measures by the Company, its servers may be vulnerable to computer viruses, physical or electronic break-ins, and other disruptions that could lead to interruptions, delays, loss of data, or the inability to accept and fulfill customer orders and could have a material adverse effect on the Company's finances, prospects, financial condition and results of operation.

COMPETITION

     The realm of Internet e-commerce is new, rapidly evolving, and intensely competitive. Current and new competitors can launch new sites at a relatively low cost. At the present time, the Company primarily competes with other companies at a divisional level. However, the Company currently or potentially competes with the following companies sharing similar overall visions and Internet strategies:

- Amazon.com (NASDAQ: AMZN) is known, or branded, as a book seller has recently expanded into videos, CDs, prescription drugs and auctioning products. They are anticipated to continue growing and diversifying over the coming months and years;

- Buy.com, a closely held company, is primarily known for selling computer hardware, software and peripheral products, but has recently expanded into books, videos, games, and CDs; and

- CMGI, Inc. (NASDAQ: CMGI) is a developer and operator of Internet and direct marketing companies. CMGI takes strategic equity positions in Internet businesses, including Lycos, Inc. (NASDAQ: LCOS), Amazon.com and Hollywood Entertainment Corporation (NASDAQ: HLYW).

     AnythingPC competes directly with the computer products retail industry which is intensely competitive. Through AnythingPC, the Company currently or potentially competes with a variety of other companies. These competitors include:

-  various  traditional  computer  retailers  including CompUSA and MicroCenter;

- various mail-order retailers including CDW, MircoWarehouse, Insight, PC Connection and Creative Computers;

- various Internet-focused computer retailers including Egghead.com, beyond.com, Cyberian Outpost and BuyComp.com;

- various manufacturers that sell directly over the Internet including Dell, Gateway and Apple;

- a number of online service providers including America Online and the Microsoft Network that offer computer products directly or in partnership with other retailers;

- some non-computer retailers such as Wal*Mart that sell a limited selection of computer products in their stores; and

- computer products distributors which may develop direct channels to the consumer market.

     AnythingCoffee competes directly with the highly competitive retail coffee industry. Through AnythingCoffee, the Company currently or potentially competes with a variety of other companies. These competitors include:

- various traditional retailers including Starbucks (Nasdaq: SBUX), supermarkets, specialty retailers and a growing number of specialty coffee stores such as Second Cup;

- various Internet-based coffee retailers, including gocoffee.com, Coffee Wholesale USA and Coffee Connoisseurs.com; and

- individual roasters competing through both traditional retail stores and Internet storefronts.

     Increased competition from these and other sources could require the Company to respond to competitive pressures by establishing pricing, marketing and other programs or seeking out additional strategic alliances or acquisitions, any of which could have a material adverse affect on the business, prospects, financial condition and results of operations of the Company.

     The Company believes that the principal competitive factors in its market are brand recognition, selection, price, variety of value-added services, ease of use, site content, fulfillment, reliability, quality of search tools, customer service and technical expertise. Many of the Company's current and potential competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing and other resources than the Company. In addition, online retailers may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. The Company is aware that certain of its competitors have and may continue to adopt aggressive pricing or inventory availability policies and devote substantially more resources to Internet site and systems development than the Company. Increased competition may result in reduced operating margins, loss of market share, and a diminished brand franchise, any of which would have a material adverse effect on the Company. Moreover, companies that control access to transactions through network access or Web browsers currently promote, and will likely continue to promote, competitors of the Company. There can be no assurance that the Company will be able to respond effectively to increasing competitive pressures or to compete successfully with current and future competitors.

INTELLECTUAL  PROPERTY

     The Company claims common law trademark for its logo, corporate name, and Internet storefronts - AnythingPC, AnythingMAC, AnythingUNIX, AnythingCoffee and AnythingBooks. The Company also has reserved the rights to hundreds of Internet domain names, including www.anythinginternet.com, www.anythingpc.com, www.anythingmac.com, www.anythingunix.com and www.anythingcellular.com.

EMPLOYEES

     The Company believes its success depends to a significant extent on its ability to attract, motivate and retain highly skilled management and employees. To this end, the Company focuses on incentive programs such as employee stock options and competitive compensation and benefits packages for its employees to foster a corporate culture which is challenging and rewarding, yet fun. As of September 14, 1999, the Company, including its subsidiaries, had nine employees, all full-time. Currently full-time employees receive health and dental plans after 90 days of employment. The Company also employs, from time to time, a limited number of independent contractors and temporary employees on a periodic basis. None of the Company's employees are represented by a labor union and the Company considers its labor relations to be good.

FORWARD-LOOKING  STATEMENTS

     Some of the information in this Form 10-KSB are forward looking statements which are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, obtaining product and raw materials at favorable prices, successful execution of internal performance and expansion plans, impact of competition, financing activities, possible legal proceedings, domestic and global economic conditions, changes in federal or state tax laws, and other risks detailed in the Company's Securities and Exchange Commission filings and the documents incorporated by reference therein.


Item  2.  Description  of  Property

     At present the Company does not own any property. The Company maintains its headquarters in Colorado Springs, Colorado at 3020 North El Paso in a 2,069 square foot office space through a one-year lease that commenced on June 3, 1999. The Company pays $1,300 a month, utilities included, for this leased office space.

     The Company also has a business-to-business sales and support office located in Tampa, Florida. This facility encompasses approximately 1,093 square feet and is secured by a one-year lease that commenced on February 1, 1999. The Company pays $1,275.16 a month, utilities included, for this leased office space.

     As of June 30, 1999, the Company, through its subsidiaries, operated three Internet storefronts: AnythingPC.com, AnythingMAC.com and AnythingUNIX.com.


Item  3.  Legal  Proceedings

     There are no material legal proceedings pending or, to the Company's knowledge, threatened against the Company.


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

PART  II

Item  5.  Market  for  Common  Equity  and  Related  Stockholder  Matters

     The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "ANYI". The Company's Common Stock began trading on July 15, 1999 with an opening bid price of $4.00 a share. The following table sets forth the high and low bid prices as reported by the National Association of Securities Dealers
(NASD) from the first day of trading through September 10, 1999. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

                                 High Bid   Low Bid
                                 ---------  --------
2000
----
First Quarter
   (through September 21, 1999)  $   28.00  $   3.25

     The Company's Common Stock was not listed on any securities exchange on June 30, 1999 or during the prior fiscal year. The closing bid price for the Company's Common Stock on the OTC Bulletin Board on September 10, 1999 was $4.31 a share.

     As of June 30, 1999, there were approximately 178 record holders of the Company's outstanding Common Stock. Moreover, additional shares of the Company's Common Stock are held for stockholders at brokerage firms and/or clearing houses, and therefore the Company was unable to determine the precise number of beneficial owners of Common Stock as of June 30, 1999.

     The Company has never declared or paid cash dividends on its capital stock and the Company's Board of Directors intends to continue its policy for the foreseeable future. Earnings, if any, will be used to finance the development and expansion of the Company's business. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors and may be subject to limitations imposed by federal and state laws.

     The remainder of information required by this item relating to Recent Sales of Unregistered Securities is incorporated herein by reference to the Company's Amended Form SB-2 filed with the SEC on June 15, 1999.


Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

RESULTS  OF  OPERATIONS

Fiscal  Year  Ending  June 30, 1999 Compared to Fiscal Year Ending June 30, 1998

     Net sales for the fiscal year ending June 30, 1999 were $3,503,822, an increase of 433% over $657,988 for the same period a year ago. All of these sales were a result of sales generated through the Company's Internet storefronts AnythingPC.com, AnythingMAC.com and AnythingUNIX.com.

     Gross profits for the fiscal year ending June 30, 1999 were $84,436. This represents an increase in gross profits of 89% over $44,666 for the same period a year ago. Gross profit margins declined from 6.8% of sales to 2.4% of sales as a result of increased competition among Internet retailers of computers, software and peripheral devices. Historically, gross profit margins have been significantly lower than traditional brick-and-mortar retailers as a result of the deep price discounts typically offered to Internet customers.

     Selling, general and administrative (SG&A) expenses for the fiscal year ending June 30, 1999 $672,293 which represents a 868% increase from $69,428 for the same period a year ago. The major components of these expenses for the fiscal year were the hiring of additional staff to satisfy increased sales volumes, the opening of a business-to-business sales and support office in Tampa, Florida, acquisition costs of office and computer equipment and software development costs.

     The net loss for the fiscal year ending June 30, 1999 amounted to ($591,688), or ($0.24) a share. This represents and increase of 2,290% compared to ($24,762), or ($4.27) a share, for the same period a year ago. The increase in net loss was the result of lower gross profit margins and increases cost of operations from expansion activities. There were 3,074,400 shares issued and outstanding as of June 30, 1999.


Liquidity  and  Capital  Resources

     The Company's operations to date have concentrated on developing its Internet storefronts, building brand recognition and a loyal customer following, and securing the financing necessary to fund the development, operations and expansion of its business.

     As of June 30, 1999, the Company had $1,454 cash on hand, accounts receivable, including some "term" sales, of $188,689, and receivable notes of $86,023. The Company also had bank credit lines aggregating $85,000 with $55,946 available for immediate usage. In addition, the Company had several supplier-based revolving lines of credit, including Tech Data, $150,000; Ingram Micro, $150,000; Merisel, $65,000; and Pinacor, $5,000. Additionally, Reseller Credit Corporation finances corporate purchase orders on behalf of the Company for products supplied by Ingram Micro.

     Net cash used by operating activities for the fiscal year ending June 30, 1999 totaled ($210,886) compared to ($11,091) for the same period a year ago. The majority of the increase in cash flow used in these operating activities was the result of higher SG&A expenses, namely with the opening of a business-to-business sales and support office in Tampa, Florida and increased staffing needs.

     Net cash used by investing activities totaled ($98,341) for the fiscal year ending June 30, 1999 compared to ($40,533) for the same period a year ago. The increases in investing activities was the result of higher office equipment acquisition costs and expanded software development activities relating to the Company's Internet storefronts.

     Net cash provided by financing activities totaled $246,516 for the fiscal year ending June 30, 1999 compared to $93,738. The increase in cash provided for by financing activities was the result of a private placement of 200,000 Units, each containing one share of common stock and one common stock purchase warrant, that raised $200,000 in December 1998. The other financing was the result of borrowing activities and utilizing existing credit facilities.

     The Company expects to continue making significant investments in the future to support its overall growth. Currently, it is anticipated that ongoing operations will be sufficiently financed from the net proceeds of the anticipated exercise of the warrants the common stock that were registered this year, cash on hand, accounts receivable, the various credit facilities available to the Company, and from internally generated funds. The Company is also exploring expanded funding activities at the divisional level. However, as indicated in the Company's most recent financial statements available herein, while operating activities provide some cash flow, the Company is currently cash flow negative. There can be no assurances that the Company's ongoing operations will begin to generate a positive cash flow or that unforeseen events may not require more working capital than the Company currently has at its disposal.

Year  2000  Compliance

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company utilizes third-party equipment and software that it believes is Year 2000 compliant. At this time, the Company does has not found any material deficiencies in of its own or any third parties' computer operations. However, failure of the Company's internal computer systems or of such third-party equipment or software, or of systems maintained by the Company's suppliers, to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, financial condition and results of operations.


Item  7.  Financial  Statements

     The information required by this item is presented as a separate section commencing on page F-1.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     On June 30, 1999, the Company engaged Ronald R. Chadwick, Certified Public Accountants as its public accountants to handle all aspects of its SEC reporting requirements.

     Prior to engaging Ronald R. Chadwick, the Company used J. Paul Kenote, CPA, P.C. as its independent public accountants. J. Paul Kenote resigned as the Company's auditor when it discontinued conducting SEC audits altogether in January 1999 to focus solely on performing IRS tax work. The Company had no disagreements with J. Paul Kenote at the time of their resignation, and the change was approved by the Board of Directors. J. Paul Kenote had issued a going concern opinion against the Company during its developmental stage.


PART  III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The directors, executive officers of the Company as of the date of September 10, 1999 are as follows:

Name               Age                 Position
-----------------  ---  --------------------------------------
J. Scott Sitra      27  President, Chief Executive Officer and
    Director
Robert C. Schick    35  Chief Technology Officer and Director
Robie Blair         31  Manager of Information Systems
Alfred W. Delisle   34  Business Development Manager and
    Director
Cameron B. Yost     45  Secretary, Treasurer and Director
Richard Baron       36  General Manager

     The Board of Directors of the Company is comprised of only one class of director. Each director is elected to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. Officers are elected annually by the Board of Directors and hold office until successors are duly elected and qualified. The following is a brief account of the business experience of each director and executive officer of the Company. There is no family relationship between any Director or Executive Officer of the Company.

     The Company has a compensation committee which was established on September 28, 1998, and consists of Alfred W. Delisle and J. Scott Sitra.

     J. SCOTT SITRA, President, Chief Executive Officer and Director is also the Chairman of AnythingPC Internet Corporation and is the Chairman and Chief Executive Officer of Anything Coffee Corporation, concurrently is the President and Chief Executive Officer of Sitra Enterprises, Inc., a privately held international management and financial consulting firm specializing in assisting emerging, high-growth companies evolve from the developmental stage into profitable operating entities. Sitra Enterprises has actively participated in the successful growth and development of several private and public companies.
Mr. Sitra has participated as a principal and executive officer in several successful start-up and turn-around ventures, and has extensive experience working directly with the investment community. Mr. Sitra has been a Director since October 1998 and held his other positions since April 1999.

     ROBERT C. SCHICK, Chief Technology Officer, Director is also the President, Chief Executive Officer and Director of AnythingPC Internet Corporation and is the President and Director of Anything Coffee Corporation, co-founded the Company in August 1997. Mr. Schick has over 14 years experience with the computer industry ranging from a computer operator in the U.S. Army to an Apple Products Manager at Tech Data Corporation where he was responsible for over $50+ million dollars a year in revenue; he was also responsible for marketing to Apple's internal sales force as well their 35,000+ resellers. Prior to joining the Company, Mr. Schick was the Southeast Accounts Manager for Bendata, Inc., a software company offering help-desk solutions to corporate MIS departments at Fortune 1000 companies, manufacturers and educational and financial institutions. Before joining Bendata in 1996, Mr. Schick worked at Tech Data, a wholesale electronics distributor, where he was responsible for working with Fortune 1000 companies, negotiating vendor contracts, and overseeing purchasing to maintain an efficient inventory matrix. Throughout his tenure at Tech Data Mr. Schick continually exceed all of his sales and performance quotas. Mr. Schick was President of the Company from August 1997 to April 1999 when he moved into his current positions; he has always been a Director of the Company.

     ROBIE BLAIR, Manager of Information Systems, has over 10 years of experience in the computer industry ranging from building integrated ceramic capacitors with Kyocera Corporation, formerly AVX Corporation, to a Technical Coordinator for Apple Computer Corporation. Prior to joining the Company, he held the position of Customer Applications Support Engineer at MCI Communications. Mr. Blair has held his position since November 1998.

     ALFRED W. DELISLE, Business Development Manager and Director is also a Director of AnythingPC Internet Corporation and is a Director of Anything Coffee Corporation, co-founded the Company in August 1997. Mr. Delisle has over 14 years of experience in the hardware and software industry and more than eight years of experience in wholesale distribution with Tech Data Corporation, the world's second largest distributor of personal computers, peripherals, software and related components, where he has held a variety of positions within their high-volume sales division. Prior to working for Tech Data, Mr. Delisle was employed by Boston Micro, a reseller specializing in establishing channel sales relationships between U.S. manufacturers and distributors in Western Europe. Mr. Delisle left his position at Tech Data in December 1998 to focus his full attentions to his duties at the Company. Mr. Delisle has held his positions with the Company since August 1997 and with AnythingPC Internet Corporation since April 1999.

     CAMERON B. YOST, Secretary, Treasurer and a Director is also a Director of AnythingPC Internet Corporation and is a Director of Anything Coffee Corporation, is concurrently the President and Chief Executive Officer of Banyan Corporation, a publicly traded corporation. Banyan designs, manufactures and markets accessory products for personal computers with a focus on notebook computers; Banyan also retains a significant equity position in the Company. See "Principal Shareholders". Prior to joining Banyan in 1995, Mr. Yost worked at Vornado Air Circulation Systems as a co-founder and vice president where he helped generate $2.8 million and $5.7 million in sales during the first and second years of operation, respectively. Prior to Vornado, Mr. Yost materially participated as a principal and executive officer in other successful start-up and turnaround ventures. Mr. Yost has held his positions with the Company since October 1998 and with AnythingPC Internet Corporation since April 1999. Mr. Yost is currently under indictment in the U.S. District Court for the Southern District of New York for conspiracy to commit securities fraud, mail fraud and commercial bribery in connection with the common stock of Banyan Corporation. Mr. Yost has been, and plans on continuing to, vigorously deny any and all charges brought against him.

     RICHARD BARON, General Manager, has over eight years of business-to-business sales in the personal computer and electronics industry. Prior to joining the Company he was a Senior Sales Representative at Tech Data Corporation (NASDAQ: TECD), a full-line distributor of technology products worldwide with annual sales of approximately $11.5 billion. At Tech Data Mr. Baron was responsible for generating sales to value added resellers (VARs) and dealers in excess of $100 million annually. He also won Tech Data's coveted President's Club Award twice while there. Mr. Baron has been with the Company since March 1999.

DIRECTOR  COMPENSATION

     Directors are compensated $5,000 annually, which, as determined by the Board, may be taken in the form of cash or securities of the Company. Additionally, the Company reimburses its Directors for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors.

COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended June 30, 1999 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended June 30, 1999, it has been determined that, other than disclosed below, no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act.

     The following table as of June 30, 1999, includes the name and positions of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

Name                                   Position                      Report Filed Late
------------------  -----------------------------------------------  -----------------
J. Scott Sitra      President, Chief Executive Officer and Director  Forms 3 and 5
Robert C. Schick    Chief Technology Officer and Director            Forms 3 and 5
Cameron B. Yost     Secretary, Treasurer and Director                Forms 3 and 5
Alfred W. Delisle   Business Development Manager and Director        Forms 3 and 5
Banyan Corporation  Beneficial Owner                                 Forms 3 and 5

Item  10.  Executive  Compensation

     The following table sets forth the compensation paid during the fiscal year ending June 30, 1999 to the Company's Chief Executive Officer and each of the Company's officers and directors. No executive officers received any compensation in fiscal 1998, no person received compensation equal to or exceeding $100,000 in fiscal 1998, no bonuses were awarded during fiscal 1998, and no persons received compensation from the Company prior to fiscal 1998.

                             Annual Compensation              Awards             Payouts
                         ---------------------------  -------------------------  --------
                                                                                             All
                                            Other     Restricted    Securities              Other
Name and                                    Annual       Stock      Underlying     LTIP    Compen-
Principal                Salary   Bonus    compen-     Award(s)    Options/SAR   Payouts    sation
Position           Year    ($)     ($)    sation ($)      ($)          (#)         ($)       ($)
-----------------  ----  -------  ------  ----------  -----------  ------------  --------  -------
J. Scott Sitra
  President,
  CEO and
  Director         1999      -0-                            5,000   (1) 100,000
                   1998      -0-                              200

Robert C. Schick
  Chief
  Technology
  Officer and
  Director
                   1999   30,887                            5,000   (2) 205,000
                   1998      -0-                              200   (2) 205,000

Alfred W. Delisle
  Business
  Development
  Manager and
  Director
                   1999   11,457                            5,000   (2) 110,000
                   1998      -0-                              200   (2) 110,000

Cameron B. Yost
  Secretary,
  Treasurer
  And Director
                   1999      -0-                            5,000
                   1998      -0-                              200

(1) Currently fully vested, exercisable into common stock: 50,000 at $40 a share, 25,000 at $75 a share and 25,000 at $100 a share. The options expire on April 1, 2002.
(2) Currently fully vested, exercisable into common stock at $1.00 a share, and expire on February 29, 2000.

Item  11.  Security  Ownership  of  Beneficial  Owners  and  Management

     The following table sets forth certain information known to the Company regarding the beneficial ownership of common stock as of June 30, 1999, by (i) each Director of the Company, (ii) each executive officer of the Company, (iii) all directors and executive officers as a group, and (iv) each person known to the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock. Percentage of ownership is based on 3,074,400 shares of common stock issued and outstanding as of June 30, 1999.

                                         Shares      Percent of
Directors and Executive Officers        Owned (1)     Class (2)
------------------------------------  -------------  -----------
J. Scott Sitra
   3020 North El Paso, Ste. 103
   Colorado Springs, CO  80907          (3) 10,000         0.3%
Robert C. Schick
   3020 North El Paso, Ste. 103
   Colorado Springs, CO  80907          (4) 216,897        7.1%
Alfred W. Delisle
   4525 S. Renellie Dr.
   Tampa, FL  33611-2124                (5) 120,959         3.9%
Cameron B. Yost
   4740 Forge Rd., Bldg. 112
   Colorado Springs, CO  80907               38,880         1.3%
All current directors and executive
officers as a group (4 persons)         (6) 386,736        12.6%

Five Percent Shareholders
------------------------------------

Raymond D. Schick and
  Alice F. Schick                           126,090         4.1%
Banyan Corporation
   4740 Forge Rd., Bldg. 112
   Colorado Springs, CO  80907              800,027        26.0%
------------------------------

*  Less  than  1%

(1) Beneficial ownership is determined in accordance with the 13d-3 of the Securities Exchange Act of 1934. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days following the date of this report, but not included in the table above. Those shares are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)  Based on 3,074,400 shares issued and outstanding as of June 30, 1999.

(3)  Does not include 100,000 vested options  expiring on April 1, 2002.  50,000 options exercisable at $40 a share,  25,000 options exercisable at $75 a share, and
     25,000 options exercisable at $100 a share.

(4)  Does not include  205,000 vested options expiring on February 29, 2000. All options are exercisable at $1 a share.

(5)  Does not include  110,000 vested options expiring on February 29, 2000. All options are exercisable at $1 a share.

(6)  Does not include 415,000 vested options having  exercisable  prices ranging from $1 to $100 a share.

Item  12.  Certain  Relationships  and  Related  Transactions.

     On December 31, 1998 the Company loaned Robert C. Schick, an officer, $18,023 at a rate of 3% per annum. The note matures and is payable in full on December 31, 1999.

     On June 16, 1999, the Company borrowed $75,000 from a related corporation with an ownership interest in Anything Internet Corporation. The short-term loan was made at a rate of 12% per annum, and comes due July 30, 1999.


Item  13.  Exhibits  and  Reports  on  Form  8-K

     Exhibits designated with an asterisk (*) have previously been filed with the Securities and Exchange Commission and are incorporated herein by reference to the document referenced in the parentheticals following the descriptions of such exhibits.


Exhibit No.  Description
-----------  -----------

     3.1* By-Laws (filed as Exhibit 3.4 to Registration  Statement on Form SB-2,
          File No. 333-71785).

     4.1* Specimen  copy of stock  certificate  for common  stock,  no par value
          (filed as Exhibit 4.1 to Registration Statement on Form

     4.2* Specimen copy of Stock Purchase Warrant Certificate underlying the common shares registered in a Registration Statement (f

     10.1*Lease  Agreement for 3020 North El Paso, Ste. 103,  Colorado  Springs,
          CO 80907, dated June 2, 1998 (filed as Exhibit 10.1 t

     10.2 Amendment  to Lease  Agreement  for 3020  North  El  Paso,  Ste.  103,
          Colorado Springs, CO 80907, dated May 20, 1999.

     10.3*Lease  Agreement  for 111 N.  Westshore  Blvd.,  Ste. 408,  Tampa,  FL
          33607, dated January 20, 1999 (filed as Exhibit 10.2 to

     10.4*Equity  Exchange  Agreement  between Banyan  Corporation and Anything,
          Inc.,  dated August 19, 1998 (filed as Exhibit 10.3 to Amendment No. 1 to Registration Statement on Form SB-2, File No. 33

     16.1 Letter on Change in Certifying Accountants

     21.1 List of Subsidiaries

     23.1 September 15, 1999 consent letter of Ronald R. Chadwick, P.C.

     27.1 Financial Data Schedule for Fiscal Year Ending June 30, 1999

Reports  on  Form  8-K

     During the period commencing last quarter of the period covered by this Report to date, there were no Form 8-Ks filed with the SEC.


SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado on this 21st day of September, 1999.

                              Anything  Internet  Corporation



                              By:  /s/  J.  Scott  Sitra
                              -------------------------------------
                              J.  Scott  Sitra
                              President,  Chief  Executive  Officer  and
                              Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                    Date

/s/ J. Scott Sitra
----------------------  President, Chief Executive
J. Scott Sitra          Officer and Director        September 21, 1999

/s/ Robert C. Schick
----------------------  Chief Technology Officer
Robert C. Schick        and Director                September 21, 1999


/s/ Cameron B. Yost
----------------------  Secretary, Treasurer and
Cameron B. Yost         Director                    September 21, 1999


/s/ Alfred W. Delisle
----------------------  Business Development
Alfred W. Delisle       Manager and Director        September 21, 1999

FINANCIAL  STATEMENTS
--------------------

AUDITED  FINANCIAL  STATEMENTS  FOR  THE  FISCAL  YEAR  ENDING  JUNE  30,  1999

CONTENTS

Independent Auditor's Report on
  the Financial Statements . . . .  F-2

FINANCIAL STATEMENTS

Balance Sheet. . . . . . . . . . .  F-3

Statement of Operations. . . . . .  F-5

Statement of Stockholders' Deficit  F-6

Statement of Cash Flows. . . . . .  F-7

Notes to Financial Statements. . .  F-8

                          INDEPENDENT AUDITOR'S REPORT


Board  of  Directors
Anything  Internet  Corporation
Colorado  Springs,  Colorado

I have audited the accompanying consolidated balance sheet of Anything Internet Corporation as of June 30, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from August 15, 1997 (inception) to June 30, 1998, and for the year ended June 30, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anything Internet Corporation at June 30, 1999 and the results of its operations and its cash flows for the period from August 15, 1997 (inception) to June 30, 1998, and for the year ended June 30, 1999 in conformity with generally accepted accounting principles.


/s/  Ronald  R.  Chadwick,  P.C.
RONALD  R.  CHADWICK,  P.C.

Aurora,  Colorado
August  19,  1999

                          ANYTHING INTERNET CORPORATION

                                  BALANCE SHEET
                                    (audited)

                                  June 30, 1999

                                     ASSETS

Current assets:
  Cash                                  $  1,454
  Accounts receivable                    188,689
  Inventory                               12,277
  Prepaid expenses                         8,091
  Notes receivable                        18,023
  Other                                    3,938
                                        ---------
                                         232,472
                                        ---------

Furniture and fixtures:
  Office furniture and equipment          63,162
  Less accumulated depreciation          (14,859)
                                        ---------
                                          48,303
                                        ---------

Other assets:
  Software development costs, net of
   Accumulated amortization of $18,039    39,600
  Deposits                                 2,741
                                        ---------
                                          42,341
                                        ---------

                                        $323,116
                                        =========

                          ANYTHING INTERNET CORPORATION

                                  BALANCE SHEET
                                    (audited)

                                  June 30, 1999

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                       $ 400,721
  Accrued expenses                          52,840
  Bank reserve                              22,051
  Notes payable - line of credit            29,054
  Notes payable - related party             75,000
                                         ----------
                                           579,666
                                         ----------

Stockholders' equity:
  Common stock, Class A, no par value;
    50,000,000 shares authorized;
    3,040,400 issued and outstanding       359,900
  Common stock subscribed (34,000)          68,000
  Stock subscription receivable            (68,000)
  Accumulated deficit                     (616,450)
                                         ----------
                                          (256,550)
                                         ----------
                                         $ 323,116
                                         ==========

                             ANYTHING INTERNET CORPORATION

                                STATEMENT OF OPERATIONS
                                       (audited)


                                   - Fiscal Years Ending -


                                                        June 30, 1998    June 30, 1999
                                                       ---------------  ---------------
Sales                                                  $      657,988   $    3,503,822

Cost of sales                                                 613,322        3,419,386
                                                       ---------------  ---------------

Gross profit                                                   44,666           84,436

Selling, general and administrative expenses
                                                               69,428          672,293

(Loss) from operations                                        (24,762)        (587,857)

Other income (expense):
  Interest expense                                                  -           (3,831)

Income (loss) before provision for income taxes
                                                              (24,762)        (591,688)

Provision for income tax                                            -                -

Net income (loss)                                             (24,762)        (591,688)
                                                       ===============  ===============

Net income (loss) per share
(basic and fully diluted)                                      ($4.27)          ($0.24)
                                                       ===============  ===============

Weighted average number of common shares outstanding
                                                                5,800        2,458,533

                             ANYTHING INTERNET CORPORATION

                     STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                       (audited)

           For the period from August 15, 1997 (inception) to June 30, 1998,
                         And For The Year Ended June 30, 1999


                            Common Stock
                       ----------------------
                                                  Stock                     Stock-
                                                Subscrip.      Accum.      Holders'
                         Shares      Amount     Receivable     Deficit      Equity
                       ----------  ----------  ------------  -----------  -----------
Balance at                     -   $        -  $         -   $        -   $        -
  August 15, 1997

Sales of                   5,800       36,200                                 36,200
  common stock

Net gain (loss) for
  the period ended
  June 30, 1998                                                 (24,762)
                       ---------    ---------    ---------    ---------    ---------
Balances at
  June 30, 1998            5,800   $   36,200  $         -     ($24,762)  $   36,200

Compensatory stock
  Issuances            2,340,400      113,200                                113,200

Debt retirement            1,950       10,500                                 10,500

Stock retirement and
  reissuance              (7,750)
                         500,000

Sales of
  common stock           200,000      200,000                                200,000

Common stock
  subscribed (34,000
  shares)                              68,000      (68,000)

Net gain (loss) for
  the period ended
  June 30, 1999                                                (591,688)    (591,688)
                       ---------    ---------    ---------    ---------    ---------
Balances at
  June 30, 1999        3,040,400   $  427,900     ($68,000)   ($616,450)   ($256,550)
                       ==========  ==========  ============  ===========  ===========

                                    ANYTHING INTERNET CORPORATION

                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (audited)

                                         - For the Years Ended -


                                                                      June 30, 1998   June 30, 1999
                                                                     ---------------  --------------
Cash flows from operating
 activities:
   Net income (loss)                                                       ($24,762)      ($591,688)
   Adjustments to
    Reconcile net income to
    Net cash provided by (used for)
    operating activities:
      Depreciation and
       amortization                                                           6,980          25,968
      Compensatory stock
       issuances                                                                  -         113,200
      Debt retirement                                                             -          10,500
      Accounts receivable                                                   (14,591)       (174,098)
      Prepaids and other assets                                                   -         (12,029)
      Inventory                                                                   -         (12,277)
      Deposits                                                               (1,380)         (1,361)
      Accounts payable
       and accrued expenses                                                  22,662         430,899
                                                                     ---------------  --------------
   Net cash used by (used for)
    Operations activities                                                   (11,091)       (210,886)
                                                                     ---------------  --------------

Cash flows from investing
 activities:
   Acquisition of office equipment                                          (14,461)        (48,701)
   Software development costs                                               (26,072)        (31,617)
   Note receivable                                                                -         (18,023)
                                                                     ---------------  --------------
   Net cash used by (used for)
    Investing activities                                                    (40,533)        (98,341)

Cash flow from financing
 activities:
   Proceeds from borrowing                                                   57,538          46,516
   Sale of common stock                                                      36,200         200,000
                                                                     ---------------  --------------
   Net cash provided by (used for)
    financing activities                                                     93,738         246,516

Net increase (decrease)
 in cash                                                                     42,114         (62,711)

Cash at beginning of the
 Period                                                                           -          42,114
                                                                     ---------------  --------------

Cash at end of the period                                            $       42,114        ($20,597)
                                                                     ===============  ==============


Schedule of Non-Cash Investing and Financing Activities:
--------------------------------------------------------
During the year ended June 30, 1998, the Company issued 830 common shares for software development services valued at $16,600.

Supplemental Disclosure:
------------------------
Cash paid in 1999 for interest: $3,831.

                          ANYTHING INTERNET CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                    (audited)

                        For the year ended June 30, 1999


NOTE  1.  ORGANIZATION,  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
POLICIES:

Anything Internet Corporation ("Anything Internet", the "Company"), was incorporated in the State of Colorado on August 15, 1997. The Company markets and distributes computers and related accessory products by using the Internet as the exclusive distribution channel. On August 28, 1998, Anything, Inc.
changed its name to Anything Internet Corporation, which was made effective through an amendment to its Articles of Incorporation filed with the Secretary of State of Colorado on August 31, 1998.

Use  of  estimates
------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income  tax
------------

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Cash  and  cash  equivalents
----------------------------

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Net  income  (loss)  per  share
-------------------------------

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon conversion of the Company's preferred stock are not included in the computation if the effect of such inclusion would be anti-dilutive and would increase the earnings or decrease loss per share.

Inventory
---------

Inventory consists of consigned finished goods. Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

Property  and  equipment
------------------------

Property and equipment are recorded at cost and depreciated under accelerated methods over an estimated life of five to seven years.

Software  development  costs
----------------------------

It is the Company's policy to capitalize major software development activities to reflect the value of the software over its anticipated useful life. The Company amortizes this software over a three year period from the implementation of the software.

Accounts  receivable
--------------------

The Company reviews accounts receivable periodically for collectibility and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

Products  and  services,  geographic  areas  and  major  customers
------------------------------------------------------------------

Company sales were derived from marketing and distributing computers and related products over the Internet, were to external customers, and were domestic. The Company had no one major customer accounting for over 10% of its sales. The Company's long term assets are all held domestically.

Revenue  Recognition
--------------------

The Company recognizes revenue when a product is shipped to customers either from the Company's inventory or when shipped from distributors' warehouses directly to the customer. The Company assumes title to the product when it is shipped either to the Company or directly to the Company's customer.


NOTE  2.  RELATED  PARTY  TRANSACTIONS

On December 31, 1998 the Company loaned Robert C. Schick, an officer, $18,023 at a rate of 3% per annum. The note matures and is payable in full on December 31, 1999.

On June 16, 1999, the Company borrowed $75,000 from a related corporation with an ownership interest in Anything Internet Corporation. The short-term loan was made at a rate of 12% per annum, and comes due July 30, 1999.


NOTE  3.  LEASE  COMMITMENT

Effective June 3, 1999, the Company extended its lease agreement for office space in Colorado Springs, Colorado, and effective March, 1999, entered into a lease agreement for office space in Tampa, Florida. Both leases are for a period of twelve-months and can be renewed at terms and conditions to be established at expiration date. Lease expense incurred for the year ended June 30, 1999 was approximately $19,000. The remaining minimum future rental payments, all in 1999, are $26,569.


NOTE  4.  LINES  OF  CREDIT

To help finance the cost of inventory, Nations Credit Distribution Finance, Inc., has extended the Company a credit line not to exceed $35,000. The interest rate applicable to each transaction depends upon the vendor and the timeliness of repayment, and ranges from 0% to 18%. The credit line is unsecured. At June 30, 1999 the Company's outstanding balance on this credit line was $1,292.

The Company has also established a $50,000 line of credit with US Bank of Colorado Springs, Colorado. Payments are due on the 15th of each month and interest accrues at the rate of 10.45% per annum. At June 30, 1999 the Company's outstanding balance on this credit line was $27,762.


NOTE  5.  INCOME  TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At June 30, 1999 the Company had approximately $615,000 of unused federal net operating loss carryforwards, which begin to expire in the year 2019. A deferred tax asset has been offset by 100% valuation allowance. The Company accounts for income taxes pursuant to SFAS 109. The components of the Company's assets and liabilities as follows:

                                                      June 30,1998    June 30, 1999
                                                     --------------  ---------------
Deferred tax liability                               $           -   $            -

Deferred tax asset arising from:
    Net operating loss carryforwards                         7,321          240,417
                                                     --------------  ---------------
                                                             7,321          240,417

Valuation allowance                                         (7,321)        (240,417)
                                                     --------------  ---------------

Net Deferred Taxes                                   $           -   $            -

The income tax (benefit) consists of the following:

Current:
    Federal                                          $           -   $            -
    State                                                        -                -
                                                     --------------  ---------------

Deferred:
    Federal                                                ($6,382)       ($209,595)
    State                                                     (939)         (30,822)
                                                     --------------  ---------------
                                                           ($7,321)       ($240,417)

No difference exists between these amounts and amounts computed at federal and state statutory rates. The net change in 1999 in the total valuation allowance was $233,096.


NOTE  6.  STOCKHOLDERS'  EQUITY

Common  stock
-------------

The Company as of June 30, 1999 had 50,000,000 shares of authorized common stock, no par value, with 3,040,400 shares issued and outstanding.

In May, 1998 an officer provided the company with $1,400 in cash and web page design and development valued at $16,600. In August, 1998 the Company exchanged 1,950 shares of common stock for debt cancellation by an officer in the amount of $10,500. Later in August, 1998, the Company retired all its 7,750 currently outstanding shares, in addition to 4,200 retired earlier in the year, in exchange for 500,000 shares of new Class A common stock. Also in August, 1998, the Company purchased 200,000 Class A common shares of Banyan Corporation valued at $40,000 in exchange for 1,000,000 Class A common shares of the Company. In addition the Company issued 1,300,000 shares of Class A common stock for management consulting, legal and investor relations services valued at $52,000 to parties unrelated to the Company or Banyan Corporation. In September, 1998, the Company issued to the members of its Board of Directors 20,000 shares of Class A common stock for services. In December, 1998 and January, 1999 the Company sold 200,000 shares of Class A common stock for $200,000 in a private placement. In January, 1999 the Company issued 20,400 common shares to directors and others for compensation valued at $20,400.

Warrants
--------

As of June 30, 1999, the Company had 200,000 Common Stock Purchase Warrants outstanding (the "Warrants"), issued in conjunction with a private placement completed in January, 1999. Each Warrant entitles the holder to purchase one share of the Company's Class A common stock at an exercise price of $3.00 per share through January 15, 2000, at which time the Warrants expire. The Company may redeem the Warrants at a price of $0.01 per Warrant, at any time through January 15, 2000 upon not less than 30 days, nor more than 60 days, prior written notice, provided that the closing bid quotation for the common stock as reported by any quotation service on which the common stock is quoted is at least $4.00 for ten consecutive trading sessions ending on the two days prior to the day on which notice is given.

Stock  options
--------------

As of June 30, 1999, the Company made a stock option award to directors and others and adopted an employee stock benefit plan, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for stock options.

Accordingly, no compensation cost has been recognized for its stock option award to directors and its employee stock benefit plan, nor was any compensation cost charged against income under the award or plan in 1999. Had compensation cost for the Company's stock option award and employee stock benefit plan been determined based on the fair value at the grant dates for awards under the stock option award and employee stock benefit plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                              1999
                                                          ------------
Net income (loss)                            As reported    ($591,688)
                                             Pro forma    ($1,497,389)

Basic and fully diluted earnings per share
                                             As reported       ($0.24)
                                             Pro form          ($0.61)

Stock  option  award
--------------------

In August, 1998, the Company granted stock options, exercisable immediately (except as noted below), to certain officers and directors as compensation for services, to purchase common shares of the Company as follows:

Amount   Price/Share   Expiration Date
-------  ------------  -------------------
500,000  $          1    February 29, 2000
 50,000  $         40    April 1, 2002
 25,000  $         75    April 1, 2002
 25,000  $        100    April 1, 2002
*10,000  $          3    March 31, 2003

*  Option  vests  over  3  years.

Employee  stock  option  plan
-----------------------------

On June 4, 1999 the Company awarded stock options to four employees under an employee stock option plan. 200,000 common shares were reserved under the plan, which expires in June, 2007. Each employee received options to purchase 2,500 common shares (10,000 shares total). The options vest at 500 shares per year per employee, beginning June 4, 2000, at an exercise price of $3 per share.

A summary of the status of the Company's stock options as of June 30, 1999, and changes during the year ending on that date is presented below:

                                            June 30, 1999
                                    -------------------------------
                                    Weighted Avg.
Options                                 Shares      Exercise Price
----------------------------------  --------------  ---------------
Outstanding at beginning of period               -  $             -
Granted                                    620,000  $         11.19
Exercised                                        -                -
Forfeited                                        -                -
                                    --------------  ---------------

Outstanding at end of period               620,000  $         11.19

Options exercisable at period end          603,333

Weighted average fair value of
  Options granted during the
  Period                            $         1.48

The following table summarizes information about stock options outstanding at June 30, 1999.

                         Options Outstanding           Options Exercisable
               -------------------------------------  ----------------------
                            Weighted Avg.  Weighted                Weighted
Range of         Number       Remaining      Avg.       Number       Avg.
Exercise       Outstanding   Contractual   Exercise   Exercisable  Exercise
Prices         at 6/30/99       Life         Price    at 6/30/99     Price
-------------  -----------  -------------  ---------  -----------  ---------
1.00-$100.00      620,000    13.2 months  $   11.19      603,333  $   11.44

EXHIBITS