Form 10QSB
period 1999-09-30
ANYTHING INTERNET CORP
filed 1999-11-15
CIK 1076038

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  September  30,  1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to
                                       --------------    ------------------


                          Commission File No. 000-29994


                          ANYTHING INTERNET CORPORATION
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                     Colorado                        84-1425882
          -------------------------------        -------------------
          (State or other jurisdiction of          (IRS Employer
          Incorporation or Organization)          Identification No.)


         3020 North El Paso, Ste. 103, Colorado Springs, Colorado  80907
         ---------------------------------------------------------------
                    (Address of Principal Executive offices)


                                 (719) 227-1903
                                 --------------
                           (Issuer's telephone number)


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X                  No
                             -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


             Class                          Outstanding at November 10, 1999
             -----                          --------------------------------

   Common Stock, no par value                           3,080,400

Transitional  Small  Business  Disclosure  Form  (check  one):

                          Yes                       No    X
                              --------                 --------


                          ANYTHING INTERNET CORPORATION


                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item  1.          Financial  Statements,  Unaudited

                  Unaudited  Consolidated  Balance  Sheets
                    at  September  30,  1999  and  June  30,  1999

                  Unaudited  Consolidated  Statement  of  Operations
                    for  the  three  months  ended  September  30, 1999 and 1998

                  Unaudited  Consolidated  Statement  of  Cash  Flow  for  the
                    three  months  ended  September  30,  1999  and  1998

                  Notes  to  Unaudited  Consolidated  Financial  Statements


Item  2.          Management's  Discussion  and  Analysis  or
                    Plan  of  Operation


                                     PART II
                                OTHER INFORMATION


Item  2.          Changes  in  Securities  and  Use  of  Proceeds

Item  6.          Exhibits  and  Reports  on  Form  8-K

Signatures

Exhibits

                         PART I - FINANCIAL INFORMATION


Item  1.  Financial  Statements

                          ANYTHING INTERNET CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                         September 30,     June 30,
                                             1999            1999
                                          (unaudited)      (audited)
                                       ----------------  --------------
Current assets:
  Cash                                 $         33,853  $   1,454
  Accounts receivable                           106,045    188,689
  Inventory                                      14,846     12,277
  Prepaid expenses                                8,141      8,091
  Notes receivable                               18,023     18,023
  Other                                           1,153      3,938
                                       ----------------  --------------
                                                182,061    232,472
                                       ----------------  --------------

Furniture and fixtures:
  Office furniture and equipment                 71,030     63,162
  Less accumulated depreciation                  19,247    (14,859)
                                       ----------------  --------------
                                                 51,783     48,303
                                       ----------------  --------------

Other assets:
  Software development costs, less
   Accumulated amortization of
   $23,433 and $18,039, respectively             41,556     39,600
  Deposits                                        2,741      2,741
                                       ----------------  --------------
                                                 44,297     42,341
                                       ----------------  --------------

                                       $        278,141  $ 323,116
                                       ================  ==============

                          ANYTHING INTERNET CORPORATION

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                          September 30,     June 30,
                                               1999           1999
                                           (unaudited)      (audited)
                                           -------------  --------------
Current liabilities:
Accounts payable                             $504,660       $400,721
Accrued expenses                              83,180         52,840
Bank reserve                                    -            22,051
Notes payable - line of credit                57,228         29,054
Notes payable - related party                 75,000         75,000
                                           -------------  --------------
                                             720,068        579,666
                                           -------------  --------------

Stockholders' equity:
Common stock, Class A, no par value;
50,000,000 shares authorized;
3,048,900 and 3,040,400 issued
and outstanding, respectively                382,900        359,900
Common stock subscribed (34,000 shares)       63,000         68,000
Stock subscription receivable                (63,000)       (68,000)
Accumulated deficit                         (824,829)      (616,450)
                                           -------------  --------------
                                            (441,929)      (256,550)
                                           -------------  --------------
                                             $278,139       $323,116
                                           =============  ==============

                          ANYTHING INTERNET CORPORATION

                             STATEMENT OF OPERATIONS
                                   (unaudited)


                                         - Three Months Ending -
                                      September 30,    September 30,
                                          1999             1998
                                      -------------    -------------
Sales                                $      620,062   $      877,944

Cost of sales                               592,507          868,732
                                      -------------    -------------
Gross profit                                 27,555            9,212

Selling, general and
administrative expenses                     234,763          180,912

(Loss) from operations                     (207,208)        (171,700)

Other income (expense):
  Interest expense                           (1,170)            (250)

Income (loss) before provision for
income taxes                               (208,378)        (171,950)

Provision for income tax                          -                -

Net income (loss)                          (208,378)        (171,950)
                                      =============    =============
Net income (loss) per share
(basic and fully diluted)                    ($0.07)          ($2.52)
                                      =============    =============
Weighted average number of common
shares outstanding                        3,040,407           68,207

                          ANYTHING INTERNET CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                          - Three-Months Ended -
                                      September 30,     September 30,
                                           1999              1998
                                      ---------------  ---------------
Cash flows from operating
 activities:
   Net income (loss)                       ($208,378)        ($171,950)
   Adjustments to
    Reconcile net income to
    Net cash provided by (used for)
    operating activities:
      Depreciation and
       Amortization                            9,732             3,416
      Net changes in operating
        assets and liabilities:
        Accounts receivable                   82,644           (46,917)
        Changes in deposits                        -                 -
        Changes in other current
          assets                                 166            (5,336)
        Change in note receivable                  -           (12,379)

        Accounts payable                     132,113           111,256
          and accrued expenses              --------          --------
   Net cash used by (used for)
    Operations activities                     16,277          (121,910)
                                            --------          --------
Cash flows from investing
 activities:
   Acquisition of office equipment            (7,868)          (11,029)
   Software development costs                 (7,300)                -
   Net cash used by (used for)              --------          --------
    Investing activities                     (15,168)          (11,029)

Cash flow from financing
 activities:
   Change in current liabilities              30,340            23,459
   Change in bank reserve                    (22,051)                -
   Change in stock subscription
     receivable                                5,000
   Change in capital stock equity             18,000            82,000
   Net cash provided by (used for)          --------          --------
    financing activities                      31,289           105,459

Net increase (decrease)
  in cash                                     32,399           (27,480)

Cash at beginning of the
 Period                                        1,454            42,114
                                            --------          --------
Cash at end of the period            $        33,853   $        14,633
                                            ========          ========

Schedule of Non-Cash Investing and Financing Activities:
--------------------------------------------------------
Repay  $10,000  note  payable:                                 ($10,000.00)
Repay  $10,500  with  1,950  shares
  of  Common  Stock  in  August  1998:                           10,500.00
Receive  $25,000  from  promissory  note:                        25,000.00


                                                Anything Internet Corporation
                                        Consolidated Statement of Stockholders' Equity
                                    For the Period From July 1, 1999 to September 30, 1998
                                                         (Unaudited)


                           Common Stock          Preferred Stock                    Common Stock Subscribed
                             Class A                 Class A           Stock        -----------------------          Stock-
                        Number                  Number              Subscription   Number             Accumulated    holders'
                      of Shares     Amount    of Shares    Amount    Receivable   of Shares  Amounts    Deficit      Equity
                      ----------  ----------  ----------  --------  ------------  ---------  --------  ----------  ----------
Balance at June 30,
1999                  3,040,400   $ 359,900            -  $     -   $   (68,000)     34,000  $ 68,000  $(616,450)  $(256,550)

Purchase of stock
warrants                  6,000      18,000                                                                           18,000

Purchase of stock
subcriptions              2,500       5,000                               5,000      (2,500)   (5,000)                 5,000

Net loss for period                                                                                     (208,379)   (208,379)
                      ----------  ----------  ----------  --------  ------------  ---------  --------  ----------  ----------
Balance at September
30, 1999              3,048,900   $ 382,900   $        -  $     -   $   (63,000)     31,500  $ 63,000  $(824,829)  $(441,929)
                      ==========  ==========  ==========  ========  ============  =========  ========  ==========  ==========


                          ANYTHING INTERNET CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                    (audited)

             For the period from July 1, 1999 to September 30, 1999


NOTE  1:  BASIS  OF  PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

NOTE  2:  ORGANIZATION,  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
        POLICIES:

Anything Internet Corporation ('Anything Internet", the "Company"), was incorporated in the State of Colorado on August 15, 1997. The Company markets and distributes computers and related accessory products by using the Internet as the exclusive distribution channel. On August 28, 1998, Anything, Inc.

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

Accounts  receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

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


NOTE  3.  RELATED  PARTY  TRANSACTIONS

On December 31, 1998 the Company loaned Robert C. Schick, an officer, $18,023 at a rate of 3% per annum. The note matures and is payable in full on December 31, 1999.

On June 16, 1999, the Company borrowed $75,000 from a related corporation with an ownership interest in Anything Internet Corporation. The short-term loan was made at a rate of 12% per annum, and comes due July 30, 1999.


NOTE  4.  LEASE  COMMITMENT

Effective June 3, 1999, the Company extended its lease agreement for office space in Colorado Springs, Colorado, and effective March, 1999, entered into a lease agreement for office space in Tampa, Florida. Both leases are far a period of twelve-months and can be renewed at terms and conditions to be established at expiration date. Lease expense incurred for the year ended September 30, 1999 was approximately $19,000. The remaining minimum future rental payments, all in 1999, are $26,569.


NOTE  5.  LINES  OF  CREDIT

The Company has also established a $50,000 line of credit with US Bank of Colorado Springs, Colorado. Payments are due on the 15th of each month and interest accrues at the rate of 10.45% per annum. At September 30, 1999 the Company's outstanding balance on this credit line was $57,228.


NOTE  6.  INCOME  TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At September 30, 1999 the Company had approximately $825,000 of unused federal net operating loss carryforwards, which begin to expire in the year 2019. A deferred tax asset has been offset by 100% valuation allowance. The Company accounts for income taxes pursuant to SPAS 109. The components of the Company's assets and liabilities as follows:

                                                      September 30,1999    September 30, 1998
                                                      -----------------    ------------------
Deferred tax liability                               $                -   $                 -

Deferred tax asset arising from:
    Net operating loss carryforwards                             75,717               321,933
                                                      -----------------    ------------------
                                                                 75,717               321,933

Valuation allowance                                             (75,717)             (321,933)
                                                      -----------------    ------------------
Net Deferred Taxes                                   $                -   $                 -

The income tax (benefit) consists of the following:

Current:
    Federal                                          $                -   $                 -
    State                                                             -                     -
                                                      -----------------    ------------------

Deferred:                                                      ($66,882)            ($280,417)
    Federal                                                      (9,835)              (41,491)
    State                                                   -----------             ---------
                                                               ($75,717)            ($321,933)

No difference exists between these amounts and amounts computed at federal and state statutory rates. The net change in 1999 in the total valuation allowance was $81,516.


NOTE  7.  STOCKHOLDERS'  EQUITY

Common  stock

The Company as of September 30, 1999 had 50,000,000 shares of authorized common stock, no par value, with 3,048,900 shares issued and outstanding.

In Nay, 1998 an officer provided the company with $1,400 in cash and web page design and development valued at $16,600. In August, 1998 the Company exchanged 1,950 shares of common stock for debt cancellation by an officer in the amount of $10,500. Later in August, 1998, the Company retired all its 7,750 currently outstanding shares, in addition to 4,200 retired earlier in the year, in exchange for 500,000 shares of new Class A common stock. Also in August, 1998, the Company purchased 200,000 Class A common shares of Banyan Corporation valued at $40,000 in exchange for 1,000,000 Class A common shares of the Company. In addition the Company issued 1,300,000 shares of Class A common stock for management consulting, legal and investor relations services valued at $52,000 to parties unrelated to the Company or Banyan Corporation. In September, 1998, the Company issued to the members of its Board of Directors 20,000 shares of Class A common stock for services. In December, 1998 and January, 1999 the Company sold 200,000 shares of Class A common stock for $200,000 in a private placement. In January, 1999 the Company issued 20,400 common shares to directors and others for compensation valued at $20,400.

Warrants

As of September 30, 1999, the Company had 200,000 Common Stock Purchase Warrants outstanding (the 'Warrants'), issued in conjunction with a private placement completed in January, 1999. Each Warrant entitles the holder to purchase one share of the Company's Class A common stock at an exercise price of $3.00 per share through January 15, 2000, at which time the Warrants expire. The Company may redeem the Warrants at a price of $0.01 per Warrant, at any time through January 15, 2000 upon not less than 30 days, nor more than 60 days, prior written notice, provided that the closing bid quotation for the common stock as reported by any quotation service on which the common stock is quoted is at least $4.00 for ten consecutive trading sessions ending on the two days prior to the day on which notice is given. During the first quarter, 6,000 have been paid for and issued.


Stock  options

As of September 30, 1999, the Company made a stock option award to directors and others and adopted an employee stock benefit plan, which are described below. The Company applies ADS Opinion 25 and related Interpretations in accounting for stock options.

Accordingly, no compensation cost has been recognized for its stock option award to directors and its employee stock benefit plan, nor was any compensation cost charged against income under the award or plan in 1999. Had compensation cost for the Company's stock option award and employee stock benefit plan been determined based on the fair value at The grant dates for awards under the stock option award and employee stock benefit plan consistent with the method of FASS Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                 1999
                                                               ----------

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


Amount   Price/Share   Expiration Date
------   -----------   ---------------
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

A summary of the status of the Company's stock options as of June 30, 1999, and changes during the year ending on that date is presented below:

                                        September 30, 1999
                                     -----------------------
                                               Weighted Avg.
               Options               Shares   Exercise Price
               -------               ------   --------------
Outstanding at beginning of period         -  $             -
Granted                              620,000  $         11.19
Exercised                                  -                -
Forfeited                                  -                -
                                     -------           ------
Outstanding at end of period         620,000  $         11.19

Options exercisable at period end    603,333

Weighted average fair value of
  Options granted during the
  Period                            $   1.48

The following table summarizes information about stock options outstanding at September 30, 1999.

                        Options Outstanding             Options Exercisable
                        -------------------             -------------------
                            Weighted Avg.  Weighted                Weighted
Range of         Number       Remaining      Avg.       Number       Avg.
Exercise       Outstanding   Contractual   Exercise   Exercisable  Exercise
Prices         at 9/30/99       Life         Price    at 9/30/99     Price
-------------  -----------  -------------  ---------  -----------  ----------
1.00-$100.00      620,000    13.2 months  $   11.19      603,333  $   11.44

Item  2.   Management's  Discussion  and  Analysis  or  Plan  of  Operation

Three Months Ending September 30, 1999 Compared to Three Months Ending September 30, 1998

Results  of  Operations

Net sales for the fiscal quarter ending September 30, 1999 were $620,062, a decrease of 29% over $877,944 for the same period a year ago. All of these sales were a result of sales generated primarily through the Company's Internet storefronts AnythingPC.com, AnythingMAC.com and AnythingUNIX.com; sales from the Company's newest storefront AnythingCoffee.com were minimal. The decrease in sales was the result of Management's focusing on more profitable sales with the goal of improving gross margins.

Gross profits for the fiscal quarter ending September 30, 1999 were $27,554. This represents an increase in gross profits of 199% over $9,212 for the same period a year ago. Gross profit margins increased from 1.0% of sales to 4.4% of sales as a result of focusing more on profitable sales and turning away marginal sales. Historically, gross profit margins have been significantly lower than traditional brick-and-mortar retailers as a result of the deep price discounts typically offered to Internet customers.

Selling, general and administrative (SG&A) expenses for the fiscal quarter ending September 30, 1999 $234,763 which represents a 30% increase from $180,912 for the same period a year ago. The major components of these expenses for the fiscal year were the hiring of additional staff to satisfy increased site maintenance requirements and opening the new Internet storefront AnythingCoffee.com.

The net loss for the fiscal quarter ending September 30, 1999 amounted to ($208,379), or ($0.07) a share. This represents and increase of 21% compared to ($171,950), or ($2.52) a share, for the same period a year ago. The increase in net loss was the result of lower sales and increases cost of operations from expansion activities. There were 3,080,400 shares issued and outstanding as of November 10, 1999.

Liquidity  and  Capital  Resources

The Company's operations to date have concentrated on developing its Internet storefronts, building brand recognition and a loyal customer following, and securing the financing necessary to fund the development, operations and expansion of its business.

As of September 30, 1999, the Company had $33,853 cash on hand, accounts receivable, including some "term" sales, of $106,045, and receivable notes of $81,023. The Company also had bank credit lines aggregating $50,000 which was overdrawn by $7,228. In addition, the Company had several supplier-based revolving lines of credit, including Tech Data, $150,000; Ingram Micro, $150,000; Merisel, $65,000; and Pinacor, $5,000. Additionally, Reseller Credit Corporation finances corporate purchase orders on behalf of the Company for products supplied by Ingram Micro.

Net cash used by operating activities for the fiscal quarter ending September 30, 1999 totaled $16,277 compared to ($171,950) for the same period a year ago. The majority of the improvement in cash flow used in these operating activities was the result of improvements in collecting accounts receivables.

Net cash used by investing activities totaled ($15,168) for the fiscal quarter ending September 30, 1999 compared to ($11,029) for the same period a year ago. The increases in investing activities was the result of higher office equipment acquisition costs and expanded software development activities relating to the Company's Internet storefronts.

Net cash provided by financing activities totaled $54,340 for the fiscal quarter ending September 30, 1999 compared to $105,459. The cash provided for by financing activities was primarily the result of borrowing activities and utilizing existing credit facilities as well as payments received on notes outstanding.

The Company expects to continue making significant investments in the future to support its overall growth. Currently, it is anticipated that ongoing operations will be sufficiently financed from the net proceeds of the anticipated exercise of the warrants the common stock that were registered this year, cash on hand, accounts receivable, the various credit facilities available to the Company, from internally generated funds, and from outside funding borrowing and sales of equity. The Company is also exploring expanded funding activities at the divisional level. However, as indicated in the Company's most recent financial statements available herein, while operating activities provide some cash flow, the Company is currently cash flow negative. There can be no assurances that the Company's ongoing operations will begin to generate a positive cash flow or that unforeseen events may not require more working capital than the Company currently has at its disposal.

Year  2000  Compliance

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company utilizes third-party equipment and software that it believes is Year 2000 compliant, which include Year 2000 compliant BIOS technology, operating systems and mission critical software. The Company has conducted an audit of its third-party suppliers and distributors, namely Ingram Micro and Tech Data, as to the Year 2000 compliance of their systems and is satisfied their critical systems are Year 2000 compliant. The Company does not believe it will incur significant costs in order to comply with Year 2000 requirements. However, failure of the Company's internal computer systems or of such third-party equipment or software, or of systems maintained by the Company's suppliers, to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems.


                           PART II - OTHER INFORMATION

Item  2.  Changes  in  Securities  and  Use  of  Proceeds

     In the quarter ending September 30, 1999 the Company received $5,000 as payment for common stock subscribed, but unpaid for, on January 26, 1999. The price of the shares was $2.00 a share. For additional details see Item 26 of the Company's registration statement on Form SB-2 filed with the Securities and Exchange Commission on February 4, 1999.

Item  6.  Exhibits  and  Reports  on  Form  8-K

(A)     Exhibits
        --------

        27.1     Financial  Data  Schedule

(B)     Reports  on  Form  8-K
-------------------

        The Company filed current reports on Form 8-K on August 5, 1999 and September 24, 1999.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Anything  Internet  Corporation
                                   (Registrant)



Dated: November 15, 1999            By: /s/ Lawrence  Stanley
                                    ------------------------------------
                                            Lawrence  Stanley
                                            Interim  President  and  CEO