Form 10QSB
period 1999-12-31
ANYTHING INTERNET CORP
filed 2000-02-15
CIK 1076038

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  December  31,  1999

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

                          Yes     X                  No
                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                 Outstanding at January 31, 2000
           -----                                 -------------------------------

Common  Stock,  no  par  value                                   1,632,066

Convertible  Class  A  Preferred,  no  par  value                1,053,055


Transitional  Small  Business  Disclosure  Form  (check  one):

                          Yes                       No     X
                              --------                 --------


                          ANYTHING INTERNET CORPORATION


                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item  1.           Financial  Statements,  Unaudited

                  Unaudited  Consolidated  Balance  Sheets
                    at  December  31,  1999  and  December  31,  1998

                  Unaudited  Consolidated  Statement  of  Operations
                    for  the  three  months  ended  December  31,  1999 and 1998

                  Unaudited  Consolidated  Statement  of  Cash  Flow  for  the
                    three  months  ended  December  31,  1999  and  1998

                  Notes  to  Unaudited  Consolidated  Financial  Statements


Item  2.           Management's  Discussion  and  Analysis  or
                    Plan  of  Operation


                                     PART II
                                OTHER INFORMATION


Item  2.           Changes  in  Securities  and  Use  of  Proceeds

Item  4.           Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  6.           Exhibits  and  Reports  on  Form  8-K

Signatures

Exhibits

                           PART  I  -  FINANCIAL  INFORMATION


Item  1.  Financial  Statements

                          ANYTHING INTERNET CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                              December 31,    December 31,
                                                  1999           1998
                                              (unaudited)     (unaudited)
                                             --------------  --------------
Current assets:
  Cash                                       $      65,149   $      24,597
  Accounts receivable                                7,424          57,681
  Inventory                                            -0-          12,244
  Prepaid expenses and other current assets         25,000          10,129
                                             --------------  --------------
                                                    97,573         104,651
                                             --------------  --------------

Furniture and fixtures:
  Office furniture and equipment                    67,561          45,996
  Less accumulated depreciation                    (23,720)         (6,630)
                                             --------------  --------------
                                                    43,841          39,366
                                             --------------  --------------

Other assets:
  Software development costs, less
   Accumulated amortization of
   $27,905 and $10,372, respectively                47,184          43,354
  Note receivable                                      -0-          18,023
  Deposits                                           2,641           1,380
                                             --------------  --------------
                                                    49,825          62,757
                                             --------------  --------------

                                             $     191,239   $     206,774
                                             ==============  ==============

                           ANYTHING INTERNET CORPORATION

                             CONSOLIDATED BALANCE SHEET

                       LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                    December 31,      December 31,
                                                       1999              1998
                                                    (unaudited)      (unaudited)
                                                  ---------------  ----------------
Current liabilities:
  Accounts payable                                $      494,594   $        42,525
  Accrued expenses                                       115,920            19,373
  Notes payable - line of credit                          52,996            66,366
  Notes payable - related party                           75,000               -0-
  Prepaid sales                                              -0-            10,130
                                                  ---------------  ----------------
                                                         738,510           138,394
                                                  ---------------  ----------------

Stockholders' equity:
  Convertible Preferred Stock, Class A,
    No par value; 10,000,000 shares authorized;
    761,173 and no shares issued
    and outstanding, respectively                        372,840               -0-
  Common stock, Class A, no par value;
    50,000,000 shares authorized;
    1,882,854 and 3,074,400 issued
    and outstanding, respectively                        511,360           231,000
  Common stock subscribed (34,000 shares)                 55,000            68,000
  Stock subscription receivable                          (55,000)          (68,000)
  Accumulated deficit                                 (1,431,471)         (162,620)
                                                  ---------------  ----------------
                                                        (547,271)           68,380
                                                  ---------------  ----------------
                                                  $      191,239   $       206,774
                                                  ===============  ================

                           ANYTHING INTERNET CORPORATION

                              STATEMENT OF OPERATIONS
                                    (unaudited)


                                      Three Months      - Six Months Ending -
                                         Ending
                                      December 31,    December 31,    December 31,
                                          1999            1999            1998
                                     --------------  --------------  --------------
Sales                                $      13,879   $     583,628   $   1,650,464

Cost of sales                                5,484         593,022       1,574,773
                                     --------------  --------------  --------------
Gross profit                                 8,395          (9,394)         75,691

Selling, general and
administrative expenses                    549,171         783,934         213,548

(Loss) from operations                    (540,776)       (793,328)       (137,857)

Other income (expense):
  Bad debt write-off                       (14,167)        (14,167)            -0-
  Interest expense                          (6,356)         (7,526)            -0-

Income (loss) before provision for
income taxes                              (561,299)       (815,021)       (137,857)

Provision for income tax                         -               -               -

Net income (loss)                         (561,299)       (815,021)       (137,857)
                                     ==============  ==============  ==============
Net income (loss) per share
(basic and fully diluted)                   ($0.21)         ($0.29)         ($0.46)
                                     ==============  ==============  ==============
Weighted average number of common
shares outstanding                       2,698,320       2,794,298        3,020,00

                          ANYTHING INTERNET CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                        - Six Months Ending -
                                December 31, 1999    December 31, 1998
                               -------------------  -------------------
Cash flows from operating
 activities:
   Net operating deficit                ($815,021)           ($157,414)
   Adjustments to
    Reconcile net loss to
    net cash provided:
      Depreciation and
       Mortgage expense                     8,861               10,021
      Net changes in
       Operating assets
       And liabilities:
         Accounts receivable              181,265              (42,534)
         Inventories                        8,091                    -
         Deposits                             100                    -
         Other assets                           -              (22,273)
         Prepaid expenses                  (8,785)
         Notes receivable                       -              (18,023)
         Accounts payable
          and accrued
          expenses                        156,953               48,568
                               -------------------  -------------------
   Net cash used by
    Operations                           (468,536)            (181,655)
                               -------------------  -------------------
Cash flow from investment
 Activities:
   Acquisition of office
    Equipment                              (4,399)             (31,535)
   Software development
    Costs incurred                         (7,584)             (27,654)
                               -------------------  -------------------
   Net cash used by
    Investment activities                 (11,983)             (59,189)

Cash flow from financing
 Activities:
   Proceeds from borrowing                 23,942               34,328
   Bank reserve                           (22,051)                   -
   Note receivable                         18,023                    -
   Loan repayments                              -              (25,000)
   Sale of stock                          524,300              194,000
   Stock issued for board
    of directors
    compensation                                -                  800
   Net cash used by            -------------------  -------------------
    Financing activities                  544,214              204,128

Net increase (decrease)                    63,695
 in cash                                                       (36,716)

Cash at beginning of the
 Period                                     1,454               42,114
                               -------------------  -------------------
Cash at end of the period      $           65,149   $            5,398
                               ===================  ===================
Supplemental schedule of
 Non-cash financing
 Transactions

   Issuance of 20,000 common
    Shares for board of
    Directors compensation
   Issuance of 125,000
    Common shares for note
    Repayment

                                                  Anything Internet Corporation
                                          Consolidated Statement of Stockholders' Equity
                                     For the Period From October 1, 1999 to December 31, 1999
                                                           (Unaudited)


                                                                                          Common Stock Subscribed
                                    Common Stock        Preferred Stock               -------------------------------
                                       Class A              Class A          Stock                                      Stock-
                                 Number                 Number           Subscription  Number             Accumulated  Holders'
                                of Shares     Amount   of Shares  Amount  Receivable of Shares  Amounts    Deficit      Equity

                               -----------  ----------  -------  --------  ---------  -------  --------  ------------  ----------
Balance at September
30, 1999                        3,048,900   $ 382,900         -  $      -  $(63,000)  31,500   $63,000   $  (870,172)  $(487,272)

Purchase of stock
Warrants                            1,000       3,000                                                                      3,000

Issuance for services
(Bill Kroske)                       3,300       3,300                                                                      3,300

Issuance for services
(Donald Prosser)                    5,000       5,000                                                                      5,000

Issuance for services
(Bill Kroske)                      30,000      30,000                                                                     30,000

Issuance for services
(Donald Prosser)                   35,000      35,000                                                                     35,000

Issuance for services
(Bill Kroske)                     100,000     100,000                                                                    100,000

Issuance for services
(Karen Sebastiani)                  7,000       7,000                                                                      7,000

Issuance for services
(Lawrence Stanley)                  7,000       7,000                                                                      7,000

Issuance for services
(Bill Kroske)                      25,000      25,000                                                                     25,000

Issuance for services
(Lawrence Stanley)                 20,000      20,000                                                                     20,000

Issuance for services
(Robbie Blair)                     50,000      50,000                                                                     50,000

Issuance for services
(John Lonnquist)                    9,000       9,000                                                                      9,000

Issuance for marketing           (110,000)     14,000    55,000                                                           14,000

Private Placement                (126,000)               63,000   125,000                                                125,000

Private placement                (165,000)               82,500    60,000                                                 60,000

Purchase of stock
subscriptions                       4,000       8,000                         8,000   (4,000)   (8,000)                    8,000

Retirement of common
shares and issuance of
preferred shares in
tender offer                   (1,121,346)   (187,840)  560,673   187,840                                                      -

Net loss for period                                                                                         (561,299)   (561,299)
                               -----------  ----------  -------  --------  ---------  -------  --------  ------------  ----------

Balance at December 31, 1999
                                1,822,854   $ 511,360   761,173  $372,840  $(55,000)  27,500   $55,000   $(1,431,471)  $(547,271)
                               ===========  ==========  =======  ========  =========  =======  ========  ============  ==========

                          ANYTHING INTERNET CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

            For the period from October 1, 1999 to December 31, 1999


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

On June 16, 1999, the Company borrowed $75,000 from a related corporation with an ownership interest in Anything Internet Corporation. The short-term loan was made at a rate of 12% per annum, and comes due July 30, 2000.

NOTE  4.  LEASE  COMMITMENT

Effective June 3, 1999, the Company extended its lease agreement for office space in Colorado Springs, Colorado, and effective March, 1999, entered into a lease agreement for office space in Tampa, Florida. Both leases are far a period of twelve-months and can be renewed at terms and conditions to be established at expiration date. Lease expense incurred for the year ended December 31, 1999 was approximately $24,500. The remaining minimum future rental payments, all in 1999, are $20,000.

NOTE  5.  LINES  OF  CREDIT

The Company has also established a $50,000 line of credit with US Bank of Colorado Springs, Colorado. Payments are due on the 15th of each month and interest accrues at the rate of 10.45% per annum. At December 31, 1999 the Company's outstanding balance on this credit line was $52,158.

NOTE  6.  INCOME  TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 1999 the Company had approximately $1,425,000 of unused federal net operating loss carryforwards, which begin to expire in the year 2019. A deferred tax asset has been offset by 100% valuation allowance. The Company accounts for income taxes pursuant to SPAS 109. The components of the Company's assets and liabilities as follows:

                                                      December 31,1999     December 31, 1998
                                                     -------------------  --------------------
Deferred tax liability                               $                -   $                 -

Deferred tax asset arising from:
    Net operating loss carryforwards                            529,041                55,290
                                                     -------------------  --------------------
                                                                529,041                55,290

Valuation allowance                                            (529,041)              (55,290)
                                                     -------------------  --------------------
Net Deferred Taxes                                   $                -   $                 -

The income tax (benefit) consists of the following:

Current:
    Federal                                          $                -   $                 -
    State                                                             -                     -
                                                     -------------------  --------------------
Deferred:
    Federal                                                   ($464,646)             ($50,412)
    State                                                       (64,395)               (4,878)
                                                     -------------------  --------------------
                                                              ($529,041)             ($55,290)


No difference exists between these amounts and amounts computed at federal and state statutory rates. The net change in 1999 in the total valuation allowance was $81,516.

NOTE  7.  STOCKHOLDERS'  EQUITY

Common  stock

The Company as of December 31, 1999 had 50,000,000 shares of authorized common stock, no par value, with 2,302,079 shares issued and outstanding.

In May, 1998 an officer provided the company with $1,400 in cash and web page design and development valued at $16,600. In August, 1998 the Company exchanged 1,950 shares of common stock for debt cancellation by an officer in the amount of $10,500. Later in August, 1998, the Company retired all its 7,750 currently outstanding shares, in addition to 4,200 retired earlier in the year, in exchange for 500,000 shares of new Class A common stock. Also in August, 1998, the Company purchased 200,000 Class A common shares of Banyan Corporation valued at $40,000 in exchange for 1,000,000 Class A common shares of the Company. In addition the Company issued 1,300,000 shares of Class A common stock for management consulting, legal and investor relations services valued at $52,000 to parties unrelated to the Company or Banyan Corporation. In September, 1998, the Company issued to the members of its Board of Directors 20,000 shares of Class A common stock for services. In December, 1998 and January, 1999 the Company sold 200,000 shares of Class A common stock for $200,000 in a private placement. In January, 1999 the Company issued 20,400 common shares to directors and others for compensation valued at $20,400. In November 1999 the Company issued 291,300 shares to new officers, consultants and the new board of directors for their services to implement the new business plan.

Warrants

As of December 31, 1999, the Company had 200,000 Common Stock Purchase Warrants outstanding (the 'Warrants'), issued in conjunction with a private placement completed in January, 1999. Each Warrant entitles the holder to purchase one share of the Company's Class A common stock at an exercise price of $3.00 per share through January 24, 2000, at which time the Warrants expire. The Company may redeem the Warrants at a price of $0.01 per Warrant, at any time through January 24, 2000 upon not less than 30 days, nor more than 60 days, prior written notice, provided that the closing bid quotation for the common stock as reported by any quotation service on which the common stock is quoted is at least $4.00 for ten consecutive trading sessions ending on the two days prior to the day on which notice is given. During the first quarter, 6,000 have been paid for and issued. On January 21, 2000 the board of directors voted to extend the Warrants forty-five days.

Stock  options

As of December 31, 1999, the Company made a stock option award to directors and others and adopted an employee stock benefit plan, which are described below. The Company applies ADS Opinion 25 and related Interpretations in accounting for stock options.

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

                                           1999
                                       ------------
Net income (loss)         As reported    ($815,021)
                          Pro forma    ($1,720,722)

Basic and fully diluted
earnings per share        As reported       ($0.29)
                          Pro form          ($0.57)

Stock  option  award

In August, 1998, the Company granted stock options, exercisable immediately (except as noted below), to certain officers and directors as compensation for services, to purchase common shares of the Company as follows:

 Amount   Price/Share   Expiration Date
 500,000  $          1    February 29, 2000
  50,000  $         40    April 1, 2002
  25,000  $         75    April 1, 2002
  25,000  $        100    April 1, 2002
 *10,000  $          3    March 31, 2003
  70,000  $          1    January 6, 2001
 700,000  $          1    October 20, 2002
 #30,000  $          1    November 23, 2001
*200,000  $          1    November 23, 2004
@100,000  $          1    November 23, 2005

   *  Option  vests  over  3  years.
   @  Option  vests  in  years  4  and  5
   #  Option  vests  over  3  months

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

A summary of the status of the Company's stock options as of December 31, 1999, and changes during the year ending on that date is presented below:

                                          December 31, 1999
                                    ------------------------------
                                                    Weighted Avg.
            Options                     Shares      Exercise Price
----------------------------------  --------------  --------------
Outstanding at beginning of period               -  $             -
Granted                                  1,720,000  $          4.67
Exercised                                        -                -
Forfeited                                        -                -
                                    --------------  --------------
Outstanding at end of period             1,720,000  $          4.67

Options exercisable at period end        1,393,333

Weighted average fair value of
  Options granted during the
  Period                            $         1.25

The following table summarizes information about stock options outstanding at December 31, 1999.

                       Options Outstanding             Options Exercisable
               ------------------------------------   ----------------------
                            Weighted Avg.  Weighted                 Weighted
Range of         Number       Remaining      Avg.       Number        Avg.
Exercise       Outstanding   Contractual   Exercise   Exercisable   Exercise
Prices         at 12/31/99      Life         Price    at 12/31/99    Price
-------------  -----------   -----------   --------   -----------  ---------
1.00-$100.00    1,720,000   21.75 months  $    4.67    1,393,333  $     5.56

Item  2.   Management's  Discussion  and  Analysis  or  Plan  of  Operation

Results  of  Operations

Three  Months  Ending  December  31,  1999

The Company underwent a top-to-bottom review of its business plan during the fiscal quarter ending December 31, 1999. Afterwards it began implementing significant changes to its business model and management team.

Two officers and directors, J. Scott Sitra, President, Chief Executive Officer and Director, and Cameron B. Yost, Secretary and Director, resigned from their respective positions early in the quarter. Lawrence Stanley was appointed interim co-President and CEO as well as to the Board; Karen Sebastiani was appointed Secretary and to the Board.

After an exhaustive search, the Company appointed William Kroske, Ph.D. to the positions of President, CEO and Director. Shortly thereafter the Company appointed Donald Prosser to the positions of Chief Financial Officer and Director.

Under the guidance of new management, the Company discontinued conducting business as a low-cost, low-margin Internet retailer to focus on higher margin products. As a result, revenues declined substantially during this transitional quarter to $13,879. Gross profits were $8,395, and gross margins jumped to 60%. Subsequently, the Company began development on a new web portal site, www.anyreminder.com, which was introduced in late January 2000.

The new web portal is a free reminder service offered to all Internet users that allows members to enter a variety of dates (ie. birthdays, anniversaries, weddings). When a key date approaches, the member will automatically receive an e-mail to remind them of the pending date and give them some suggestive gifts that would be appropriate for the occasion.

The value of the new portal is in its low-cost ability to rapidly grow the Company's customer database and respective demographic data. The database will not be sold or "spammed" but used to further the Company's own high-margin e-commerce efforts. The cost of building a customer database through offering free service is substantially less than those previously implemented in the Company's e-commerce efforts, plus it gives the Company the ability to generate significant advertising revenue.

Six Months Ending December 31, 1999 Compared to Six Months Ending December 31, 1998

Net sales for the period ending December 31, 1999 were $583,628, a decrease of 65% over $1,650,454 for the same period a year ago. All of these sales were a result of sales generated primarily through the Company's Internet storefronts AnythingPC.com, AnythingMAC.com, AnythingUNIX.com and AnythingCoffee.com. The decrease in sales was the result of the Company significantly altering its business model and commencing those changes.

Gross profits for the period ending December 31, 1999 were ($9,394). This represents an decrease in gross profits of 112% over $75,691 for the same period a year ago. Gross profit margins decreased from 4.6% of sales to (1.6%) of sales as a result of rapidly decreasing gross profit margins for non-specialty Internet retailers.

Selling, general and administrative (SG&A) expenses for the period ending December 31, 1999 were $783,934 which represents a 267% increase from $213,548 for the same period a year ago. Of these expenses, $549,776, or 70%, were accrued during the fiscal quarter ending December 31, 1999 as a result of changes made in the Company's business model and expenses incurred for implementing these changes and developing the Company's new web portal, www.anyreminder.com.

The net loss for the period ending December 31, 1999 amounted to ($815,021), or ($0.29) a share. This represents and increase of 491% compared to ($137,857), or ($.46) a share, for the same period a year ago. The increase in net loss was the result of taking one-time write-offs for bad debt, increased expenses required to implement changes in the Company's business model, and new development work on the Company's new web portal, www.anyreminder.com. There were 1,632,066 shares issued and outstanding as of January 31, 2000.

Liquidity  and  Capital  Resources

The Company's operations to date have concentrated on developing its Internet storefronts, building brand recognition and a loyal customer following, and securing the financing necessary to fund the development, operations and expansion of its business.

As of December 31, 1999, the Company had $65,149 cash on hand, accounts receivable of $7,424, and a receivable note of $55,000. The Company had several supplier-based revolving lines of credit, including Tech Data, $150,000; Ingram Micro, $150,000; Merisel, $65,000; and Pinacor, $5,000.

Net cash used by operating activities for the period ending December 31, 1999 totaled ($468,536) compared to ($171,950) for the same period a year ago. The increase in negative cash flow is the result of the Company's increased spending to change its business model and exiting the low-cost, low-margin Internet e-commerce retailer business.

Net cash used by investing activities totaled ($11,983) for the period ending December 31, 1999 compared to ($59,189) for the same period a year ago. The decrease in investing activities was the result of reduced office equipment acquisition costs and software development activities relating to the Company's low-cost, low-margin Internet e-commerce storefronts.

Net cash provided by financing activities totaled $544,214 for the period ending December 31, 1999 compared to $204,128. The cash provided for by financing activities was generated primarily through the sale of restricted equity securities.

The Company expects to continue making significant investments in the future to support its overall growth. Currently, it is anticipated that ongoing operations will be sufficiently financed from the net proceeds of the anticipated exercise of the warrants the common stock that were registered this year, cash on hand, accounts receivable, and from borrowing activities and sales of debt and equity instruments. However, as indicated in the Company's most recent financial statements available herein, while operating activities provide some cash flow, the Company is currently cash flow negative. There can be no assurances that the Company's ongoing operations will begin to generate a positive cash flow or that unforeseen events may not require more working capital than the Company currently has at its disposal.

Year  2000  Compliance

The Company did not experience any disruptions to its operations or computer systems as a result of Year 2000.


                           PART II - OTHER INFORMATION

Item  2.  Changes  in  Securities  and  Use  of  Proceeds

     In the quarter ending December 31, 1999 the Company received $8,000 as payment for common stock subscribed, but unpaid for, on January 26, 1999. The price of the shares was $2.00 a share. For additional details see Item 26 of the Company's registration statement on Form SB-2 filed with the Securities and Exchange Commission on February 4, 1999.

     On October 20, 1999, the Company granted J. Scott Sitra, the Company's former President and CEO, options to purchase 700,000 shares of common stock at $1.00 a share. The options were granted because Mr. Sitra was never paid a salary or received any Company benefits, never claimed reimbursement for out-of-pocket expenses, paid some of the Company's accounts payable directly without seeking reimbursement, and agreed, for a limited period of time, to assist with future SEC filings. The options vested immediately and expire three years from the date of granting.

     On October 20, 1999, the Company issued 7,000 shares of common stock valued at $1 a share to Karen Sebastiani for becoming the Company's Secretary and serving as a Director on the Board of Directors. This transaction was exempt from registration under Section 4(2) of the Securities Act and Rule 144 thereunder. Stock issued under these exemptions carries certain resale restrictions and the stock certificates bear restrictive legends.

     On October 20, 1999, the Company issued 7,000 shares of common stock valued at $1 a share to Lawrence Stanley for serving on the Board of Directors. This transaction was exempt from registration under Section 4(2) of the Securities Act and Rule 144 thereunder. Stock issued under these exemptions carries certain resale restrictions and the stock certificates bear restrictive legends.

     On October 29, 1999, the Company issued 3,300 shares of common stock valued at $1 a share to William Kroske, Ph.D., a business consultant, for services rendered to the Company. This transaction was exempt from registration under
Section 4(2) of the Securities Act and Rule 144 thereunder. Stock issued under these exemptions carries certain resale restrictions and the stock certificates bear restrictive legends.

     On November 11, 1999, the Company issued 55,000 shares of Convertible Class A Preferred stock valued at $1 a share to a marketing and consulting firm. This transaction was exempt from registration under Section 4(2) of the Securities Act and Rule 144 thereunder. Stock issued under these exemptions carries certain resale restrictions and the stock certificates bear restrictive legends.

     On November 15, 1999, the Company issued 30,000 shares of common stock valued at $1 a share to William Kroske, Ph.D., a business consultant, for developing and implementing a new marketing concept and web portal. This transaction was exempt from registration under Section 4(2) of the Securities Act and Rule 144 thereunder. Stock issued under these exemptions carries certain resale restrictions and the stock certificates bear restrictive legends.

     On November 15, 1999, the Company issued 20,000 shares of common stock valued at $1 a share to Lawrence Stanley for his accounting services and serving as interim-President and Chief Executive Officer. This transaction was exempt from registration under Section 4(2) of the Securities Act and Rule 144 thereunder. Stock issued under these exemptions carries certain resale restrictions and the stock certificates bear restrictive legends.

     On November 15, 1999, the Company issued 25,000 shares of common stock valued at $1 a share to William Kroske, Ph.D., a business consultant, for services rendered to the Company. This transaction was exempt from registration under Section 4(2) of the Securities Act and Rule 144 thereunder. Stock issued under these exemptions carries certain resale restrictions and the stock certificates bear restrictive legends.

     On November 15, 1999, the Company issued 50,000 shares of common stock valued at $1 a share to Robbie Blair for services rendered to the Company in relation to developing the new web portal, www.anyreminder.com. This transaction was exempt from registration under Section 4(2) of the Securities Act and Rule 144 thereunder. Stock issued under these exemptions carries certain resale restrictions and the stock certificates bear restrictive legends.

     On November 23, 1999, the Company issued 82,500 shares of Convertible Class A Preferred Stock in exchange for a $70,000 private investment into the Company. This transaction was exempt from registration under Section 4(2) of the Securities Act and Rule 144 thereunder. Stock issued under these exemptions carries certain resale restrictions and the stock certificates bear restrictive legends.

     On November 23, 1999, the Company granted Steve Fischer, a business consultant, options to purchase 30,000 shares of common stock at $1.00 a share. The options vested at a rate of one-third per month from the date of issue and expire three years from the date of granting.

     On November 30, 1999, the Company issued 35,000 shares of common stock valued at $1 a share to Don Prosser for becoming the Company's new Chief Financial Officer. This transaction was exempt from registration under Section 4(2) of the Securities Act and Rule 144 thereunder. Stock issued under these exemptions carries certain resale restrictions and the stock certificates bear restrictive legends.

     On November 30, 1999, the Company issued 100,000 shares of common stock valued at $1 a share to William Kroske, Ph.D. for becoming the Company's new President and Chief Executive Officer. This transaction was exempt from registration under Section 4(2) of the Securities Act and Rule 144 thereunder. Stock issued under these exemptions carries certain resale restrictions and the stock certificates bear restrictive legends.

     On November 30, 1999, the Company granted William Kroske, Ph.D, the Company's President and CEO, options to purchase 200,000 shares of common stock at $1.00 a share. The options vest over a period of three years, one-third a year, and expire five years from the date of granting.

     On November 30, 1999, the Company granted William Kroske, Ph.D, the Company's President and CEO, options to purchase 100,000 shares of common stock at $1.00 a share. Half of the options vest on the fourth year after the date of granting and half of the options vest on the fifth year after the date of granting. The options expire on the sixth year after the date of granting.

     On December 6, 1999, the Company issued 5,000 shares of common stock valued at $1 a share to Donald Prosser for serving as a Director on the Board of Directors. This transaction was exempt from registration under Section 4(2) of the Securities Act and Rule 144 thereunder. Stock issued under these exemptions carries certain resale restrictions and the stock certificates bear restrictive legends.

     On December 6, 1999, the Company issued 63,000 shares of Convertible Class A Preferred Stock in exchange for a $125,000 private placement into the Company. This transaction was exempt from registration under Section 4(2) of the Securities Act and Rule 144 thereunder. Stock issued under these exemptions carries certain resale restrictions and the stock certificates bear restrictive legends.

     On December 6, 1999, the Company issued 9,000 shares of common stock valued at $1 a share to John Lonnquist for services rendered as corporate legal counsel. This transaction was exempt from registration under Section 4(2) of the Securities Act and Rule 144 thereunder. Stock issued under these exemptions carries certain resale restrictions and the stock certificates bear restrictive legends.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

On October 29, 1999 the Company held its Annual Shareholders meeting at its headquarters located at 3020 North El Paso, Suite 103, Colorado Springs, Colorado 80907.

At the meeting, J. Scott Sitra and Cameron B. Yost declined to accept their nominations to the Board of Directors. Subsequently, a vote was held and Directors Robert C. Schick and Alfred W. Delisle were reaffirmed to their positions on the Board.

Shareholders also voted in favor of Ronald R. Chadwick, P.C., CPA to be the Company's independent auditor for 1998 and 1999. There were 3,080,400 shares and outstanding; 1,494,945 voted in all voting matters.

Robert C. Schick receive 1,478,030 votes for, zero votes against, and 16,915 votes abstained.

Alfred W. Delise received 1,478,030 votes for, zero votes against, and 16,915 votes abstained.

In the matter of ratifying Ronald R. Chadwick, P.C., CPA as the Company's independent auditor, shareholders cast 1,494,256 votes for, 689 votes against, and zero votes abstained.

The proxy statement circulated in accordance with Regulation 14A of the Exchange Act is incorporated by reference to the Company's filing made on Schedule 14A on October 8, 1999.

Item  6.  Exhibits  and  Reports  on  Form  8-K

(A)     Exhibits
        --------

        27.1     Financial  Data  Schedule

(B)     Reports  on  Form  8-K
        ----------------------

The Company filed current reports on Form 8-K on October 22, 1999 and December 13, 1999.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Anything  Internet  Corporation
                                   (Registrant)



Dated:  February  14,  2000               By:  /s/  William  Kroske
                                               -----------------------
                                               William  Kroske,  Ph.D.
                                               President  and  CEO