Form 10QSB
period 2000-03-31
ANYTHING INTERNET CORP
filed 2000-05-25
CIK 1076038

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  March  31,  2000

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

                          Yes     X                  No
                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                                 Outstanding  at  May  13,  2000
           -----                                 -------------------------------

Common  Stock,  no  par  value     2,443,802

Convertible  Class  A  Preferred,  no  par  value               1,106,154

Transitional  Small  Business  Disclosure  Form  (check  one):

                          Yes                       No     X
                              --------                 --------

                          ANYTHING INTERNET CORPORATION


                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item  1.          Financial  Statements,  Unaudited

                  Unaudited  Consolidated  Balance  Sheets
                    at  March  31,  2000  and  March  31,  1999

                  Unaudited  Consolidated  Statement  of  Operations
                    for  the  three  months  ended  March  31,  2000  and  1999

                  Unaudited  Consolidated  Statement  of  Cash  Flow  for  the
                    three  months  ended  March  31,  2000  and  1999

                  Notes  to  Unaudited  Consolidated  Financial  Statements

Item  2.          Management's  Discussion  and  Analysis  or
                    Plan  of  Operation


                                     PART II
                                OTHER INFORMATION


Item  3.          Changes  in  Securities  and  Use  of  Proceeds

Item  4           Subsequent  Events

Item  5.          Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  6.          Exhibits  and  Reports  on  Form  8-K

Signatures

Exhibits

                         PART I - FINANCIAL INFORMATION


Item  1.  Financial  Statements

                          ANYTHING INTERNET CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                               March 31,     March 31,
                                                  2000         1999
                                              (unaudited)   (unaudited)
                                              ------------  ------------
Current assets:
  Cash                                        $   479,942   $   18,974
  Accounts receivable                               7,061       48,137
  Note Receivable                                     -0-       90,407
  Inventory                                           -0-       60,647
  Prepaid expenses and other current assets        38,000       16,730
                                              ------------  ------------
                                                  525,003      234,895
                                              ------------  ------------
Furniture and fixtures:
  Office furniture and equipment                   70,369       58,671
  Less accumulated depreciation                   (28,510)     (10,619)
                                              ------------  ------------
                                                   42,219       48,052
                                              ------------  ------------

Other assets:
  Software development costs, less
   Accumulated amortization of
   $32,813 and $14,882, respectively               42,276       39,244
  Note receivable                                     -0-       86,023
  Deposits                                          1,280        2,741
                                              ------------  ------------
                                                   43,556      128,008
                                              ------------  ------------

                                              $   610,778   $  410,955
                                              ============  ============

                          ANYTHING INTERNET CORPORATION

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                     March 31,        March 31,
                                                        2000            1999
                                                    (unaudited)      (unaudited)
                                                  ----------------  ------------
Current liabilities:
  Accounts payable                                $       432,837   $  311,168
  Accrued expenses                                          6,363       36,231
  Notes payable - line of credit                           46,780       32,135
  Notes payable - related party                               -0-          -0-
  Prepaid sales                                               -0-        6,145
                                                  ----------------  ------------
                                                          485,980      385,679
                                                  ----------------  ------------

Stockholders' equity:
  Convertible Preferred Stock, Class A,
    No par value; 10,000,000 shares authorized;
   1,106,716 and no shares issued
    and outstanding, respectively                         488,355          -0-
  Common stock, Class A, no par value;
    50,000,000 shares authorized;
    2,404,046 and 3,074,400 issued
    and outstanding, respectively                       1,488,776      427,900
  Common stock subscribed (27,500 shares)                  55,000            0
  Stock subscription receivable                           (55,000)           0
  Accumulated deficit                                  (1,852,333)    (402,624)
                                                  ----------------  ------------
                                                          124,798       25,276
                                                  ----------------  ------------
                                                  $       610,778   $  410,955
                                                  ================  ============

                            ANYTHING INTERNET CORPORATION

                               STATEMENT OF OPERATIONS
                                     (unaudited)

                                                        - Nine Months Ending -
                                      Three Months
                                         Ending
                                         March 31,          March 31,       March 31,
                                          2000               2000            1999
                                     --------------  ---------------  ---------------
Sales                                $       4,808   $      588,436   $    2,403,629

Cost of sales                                2,994          596,016        2,311,403
                                     --------------  ---------------  ---------------
Gross profit                                 1,814           (7,580)          92,226

Selling, general and
administrative expenses                    416,484        1,200,418          470,087

(Loss) from operations                    (414,670)      (1,207,998)        (377,861)

Other income (expense):
  Interest Income                            1,425            1,425              -0-
  Bad debt write-off                           -0-          (14,167)             -0-
  Interest expense                          (7,618)         (15,143)             -0-

Income (loss) before provision for
income taxes                              (420,863)      (1,235,883)        (377,861)

Provision for income tax                         -                -                -

Net income (loss)                         (420,863)      (1,235,883)        (377,861)
                                     ==============  ===============  ===============
Net income (loss) per share
(basic and fully diluted)                   ($0.17)          ($0.45)          ($0.12)
                                     ==============  ===============  ===============
Weighted average number of common
shares outstanding                       2,362,941        2,739,601        3,074,400

                          ANYTHING INTERNET CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                 - Nine Months Ending -

                                 March 31,     March 31,
                                   2000          1999
                               -------------  ------------
Cash flows from operating
 activities:
   Net operating deficit        ($1,235,883)   ($377,861)
   Adjustments to
    Reconcile net loss to
    Net cash provided:
      Depreciation and
       Amortization expense           8,861       18,521
      Net changes in
       Operating assets
       And liabilities:
         Accounts receivable        181,628     (124,054)
         Inventories                 12,277          -0-
         Deposits                     1,461       (1,361)
         Other assets                 3,938      (77,277)
         Prepaid expenses           (29,909)         -0-
         Notes receivable            18,023      (18,023)
         Accounts payable
          and accrued
          expenses                  (14,361)     355,980
                               -------------  ------------
   Net cash used by
    Operations                   (1,053,965)    (224,075)
                               -------------  ------------
Cash flow from investment
 Activities:
   Acquisition of office
    Equipment                        (7,207)     (44,211)
   Software development
    Costs incurred                  (17,450)     (28,054)
                               -------------  ------------
   Net cash used by
    Investment activities           (24,657)     (72,265)

Cash flow from financing
 Activities:
   Proceeds from borrowing           50,000          -0-
   Bank reserve                      41,965          -0-

   Loan repayments                  (79,325)     (40,000)
   Sale of stock                  1,426,591      200,000
   Stock issued in liew
    of cash                         117,879      113,200
   Net cash used by            -------------  ------------

    Financing activities          1,557,110      273,200

Net increase (decrease)
 in cash                            478,488      (23,140)

Cash at beginning of the
 Period                               1,454       42,114
                               -------------  ------------
Cash at end of the period      $    479,942   $   18,974
                               =============  ============

                                                   Anything Internet Corporation
                                          Consolidated Statement of Stockholders' Equity
                                       For the Period From January1, 2000 to March 31, 2000
                                                            (Unaudited)

                                                                                        Common Stock Subscribed
                               Common Stock          Preferred Stock                 --------------------------------
                                 Class A                 Class A          Stock                                           Stock-
                           Number                   Number             Subscription   Number              Accumulated    Holders'
                         of Shares     Amount     of Shares   Amount    Receivable   of Shares  Amounts     Deficit       Equity
                         ----------  -----------  ---------  --------  ------------  ---------  --------  ------------  ----------
Balance at December
31, 1999                 2,321,079   $  511,360     761,173  $372,840  $   (55,000)     27,500  $ 55,000  $(1,431,471)  $(547,271)

Purchase of stock
Warrants                     5,000       15,000                                                                            15,000

Purchase of stock
Options                    440,000      440,000                                                                           440,000

Issuance for services
(Bernard Sandovall)         10,000       10,000                                                                            10,000

Purchase of stock
Options                     50,000       50,000                                                                            50,000

Purchase of stock
Warrants                     5,000       15,000                                                                            15,000

Purchase of stock
Warrants                     5,000       15,000                                                                            15,000

Issuance for services
(Mull & Paige)              80,000       80,000                                                                            80,000

Purchase of stock
Warrants                    50,000      150,000                                                                           150,000

Issuance for services
(William Kroske)             9,934        9,934                                                                             9,954

Issuance for services
(Chirsta Dunn)               3,000        3,000                                                                             3,000

Issuance for services
(Thomas O'Hara)             20,000       20,000                                                                            20,000

Issuance for services
(Catherine Hickman)          5,000        5,000                                                                             5,000

Purchase of stock           40,000      120,000                                                                           120,000
Warrants

Purchase of stock           50,000      150,000                                                                           150,000
Warrants

Purchase of stock
Preferred stock                                    5,000       10,000

Purchase of stock
subscriptions                    0            0                                  0           0         0                        0

Retirement of common
shares and issuance of
preferred shares in
tender offer              (689,962)    (115,578)    339,981   105,578                                                           -

Net loss for period                                                                                          (420,863)    (420,863)
                         ----------  -----------  ---------  --------  ------------  ---------  --------  ------------  ----------
Balance at
March 31, 2000           1,905,846   $1,4887763   1,106,154  $488,353  $   (55,000)     27,500  $ 55,000  $(1,852,334)  $ 124,798
                         ==========  ===========  =========  ========  ============  =========  ========  ============  ==========

                          ANYTHING INTERNET CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

              For the period from January 1, 2000 to March 31, 2000


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

NOTE  3.  RELATED  PARTY  TRANSACTIONS

On December 31, 1998 the Company loaned Robert C. Schick, an officer, $18,023 at a rate of 3% per annum. The note matures and is payable in full on December 31, 1999. The loan was repaid in February 2000.

On June 16, 1999, the Company borrowed $75,000 from a related corporation with an ownership interest in Anything Internet Corporation. The short-term loan was made at a rate of 12% per annum, and comes due July 30, 2000. The loan was repaid in March 2000.

NOTE  4.  LEASE  COMMITMENT

Effective June 3, 1999, the Company extended its lease agreement for office space in Colorado Springs, Colorado, and effective March, 1999, entered into a lease agreement for office space in Tampa, Florida. The Tampa lease expired and the Company did not renew its lease and closed the office. Both leases are for a period of twelve-months and can be renewed at terms and conditions to be established at expiration date. Lease expense incurred for the nine ended March 31, 2000 was approximately $18,187. The remaining minimum future rental payments, all in 2000, are $13,567.

NOTE  5.  LINES  OF  CREDIT

The Company has also established a $50,000 line of credit with US Bank of Colorado Springs, Colorado. Payments are due on the 15th of each month and interest accrues at the rate of 10.45% per annum. At March 31, 2000 the Company's outstanding balance on this credit line was $46,780.

NOTE  6.  INCOME  TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At March 31, 2000 the Company had approximately $1,855,000 of unused federal net operating loss carryforwards, which begin to expire in the year 2019. A deferred tax asset has been offset by 100% valuation allowance. The Company accounts for income taxes pursuant to SPAS 109. The components of the Company's assets and liabilities as follows:


                                                        March 31,2000        March 31, 1999
                                                      -----------------    ------------------
Deferred tax liability                               $                -   $                 -

Deferred tax asset arising from:
    Net operating loss carryforwards                            723,450                55,290
                                                      -----------------    ------------------
                                                                723,450                55,290

Valuation allowance                                            (723,450)              (55,290)
                                                      -----------------    ------------------
Net Deferred Taxes                                   $              0 -   $                 -

The income tax (benefit) consists of the following:

Current:
    Federal                                          $                -   $                 -
    State                                                             -                     -
                                                      -----------------    ------------------
Deferred:
    Federal                                                   ($630,700)             ($50,412)
    State                                                       (92,750)               (4,878)
  -----------                                                 ---------
                                                              ($723,450)             ($55,290)

NOTE  7.  STOCKHOLDERS'  EQUITY

Common  stock

The Company as of March 31, 2000 had 50,000,000 shares of authorized common stock, no par value, with 2,404,046 shares issued and outstanding.

In May, 1998 an officer provided the company with $1,400 in cash and web page design and development valued at $16,600. In August, 1998 the Company exchanged 1,950 shares of common stock for debt cancellation by an officer in the amount of $10,500. Later in August, 1998, the Company retired all its 7,750 currently outstanding shares, in addition to 4,200 retired earlier in the year, in exchange for 500,000 shares of new Class A common stock. Also in August, 1998, the Company purchased 200,000 Class A common shares of Banyan Corporation valued at $40,000 in exchange for 1,000,000 Class A common shares of the Company. In addition the Company issued 1,300,000 shares of Class A common stock for management consulting, legal and investor relations services valued at $52,000 to parties unrelated to the Company or Banyan Corporation. In September, 1998, the Company issued to the members of its Board of Directors 20,000 shares of Class A common stock for services. In December, 1998 and January, 1999 the Company sold 200,000 shares of Class A common stock for $200,000 in a private placement. In January, 1999 the Company issued 20,400 common shares to directors and others for compensation valued at $20,400. In November 1999 the Company issued 291,300 shares to new officers, consultants and the new board of directors for their services to implement the new business plan. In January 2000 the company sold 500,000 shares at $ 1.00 per share as part of the stock options granted on February 28, 1998.

Warrants

As of March 31, 2000, the Company had 39,000 of 200,000 authorized Common Stock Purchase Warrants outstanding (the 'Warrants'), issued in conjunction with a private placement completed in January, 1999. Each Warrant entitles the holder to purchase one share of the Company's Class A common stock at an exercise price of $3.00 per share through April 24, 2000, at which time the Warrants expire. The Company may redeem the Warrants at a price of $0.01 per Warrant, at any time through April 24, 2000 upon not less than 30 days, nor more than 60 days, prior written notice, provided that the closing bid quotation for the common stock as reported by any quotation service on which the common stock is quoted is at least $4.00 for ten consecutive trading sessions ending on the two days prior to the day on which notice is given. During the first three-quarters, 161,000 have been paid for and issued. On January 21, 2000 the board of directors voted to extend the Warrants ninety days. The remaining 39,000 shares were exercised during April, 2000.

Stock  options

As of March 31, 2000, the Company made a stock option award to directors and others and adopted an employee stock benefit plan, which are described below. The Company applies ADS Opinion 25 and related Interpretations in accounting for stock options.

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

                                                                     1999
                                                                     ----

Net income (loss)                                   As reported     ($1,235,883)
                                                      Pro forma     ($2,151,583)

Basic and fully diluted earnings per share
                                                   As  reported          ($0.45)
                                                       Pro form          ($0.78)


Stock  option  award

In August, 1998, the Company granted stock options, exercisable immediately (except as noted below), to certain officers and directors as compensation for services, to purchase common shares of the Company as follows:

                    Amount     Price/Share    Expiration Date


                    50,000     $40            April  1,  2002
                    25,000     $75            April  1,  2002
                    25,000     $100           April  1,  2002
                   *10,000     $3             March  31,  2003
                    70,000     $1             January  6,  2001
                   700,000     $1             October  20,  2002
                   #36,000     $1             November  23,  2001
                   *35,000     $1             November  23,  2004

   *  Option  vests  over  3  years.
   #  Option  vests  over  3  months

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

A summary of the status of the Company's stock options as of March 31, 2000, and changes during the year ending on that date is presented below:


                                                          March 31, 2000
                                                    ---------------------------
                                                                  Weighted Avg.
                      Options                       Shares       Exercise Price
                      -------                       ----------   --------------

             Outstanding at beginning of period     1,720,000          $4 67
                                        Granted        41,000          $1.22
                                      Exercised      (500,000)         $1.00
                                      Forfeited      (300,000)         $1.00
                                                    ----------         ------
                     Outstanding at end of period     961,000          $7.62

                Options exercisable at period end     954,333          $7.65

Weighted  average  fair  value  of
  Options  granted  during  the  period
  Period                                               $1.22


The following table summarizes information about stock options outstanding at March 31, 2000.

               Options Outstanding                      Options Exercisable
               -------------------                      -------------------

               Weighted Avg.    Weighted    Weighted
Range of          Number       Remaining      Avg.       Number       Avg.
Exercise        Outstanding   Contractual   Exercise   Exercisable  Exercise
Prices          at 03/31/00       Life        Price    at 03/31/00    Price
-------------  -------------  ------------  ---------  -----------  --------

1.00-$100.00        961,000  21.25 months  $    7.62      954,333  $    7.65


Item  2.   Management's  Discussion  and  Analysis  or  Plan  of  Operation

Results  of  Operations

Three  Months  Ending  March  31,  2000

The Company underwent a top-to-bottom review of its business plan during the fiscal quarter ending December 31, 1999. Afterwards it began implementing significant changes to its business model and management team.

During the period ending March 31, 2000 one officer an resigned, Robert A Schick resigned as Chief Technical Officer and as director to pursue other opportunities.

The Company hired Larry Arnold as President and Chief Operating Officer in March of 2000.

Under the guidance of new management, the Company discontinued conducting business as a low-cost, low-margin Internet retailer to focus on higher margin products. As a result, revenues to decline substantially during this transitional quarter to $4,808. Gross profits were $2,994, and a gross margin of 37.7%. The Company began development on a new web portal site, www.anyreminder.com, which was introduced in late January 2000. The site has continued to be developed and bring in members. The Company also began construction of its business to business site and announced the launch of that site on May 2, 2000. In conjunction with the development of the business to business site the Company signed a joint marketing agreement with the Sportsman Guide, Inc. on March 31, 2000.

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

Nine  Months Ending March 31, 2000 Compared to Nine Months Ending March 31, 1999

Net sales for the period ending March 31, 2000 were 584,436, a decrease of 74.4% over $2,403,629 for the same period a year ago. All of these sales were a result of sales generated primarily through the Company's Internet storefronts AnythingPC.com, AnythingMAC.com, AnythingUNIX.com and AnythingCoffee.com. The decrease in sales was the result of the Company significantly altering its business model and commencing those changes.

Gross profits for the period ending March 31, 2000 were (7,580). This represents an decrease in gross profits of 106.1% over $92,226 for the same period a year ago. Gross profit margins decreased from 3.84% of sales to (1.29%) of sales as a result of rapidly decreasing gross profit margins for non-specialty Internet retailers.

Selling, general and administrative (SG&A) expenses for the period ending March 31, 2000 were $1,200,418 which represents a 255% increase from $ 470,087 for the same period a year ago. Of these expenses, $966,260, or 81%, were accrued during the fiscal quarters ending December 31, 1999 & March 31, 2000 as a result of changes made in the Company's business model and expenses incurred for implementing these changes and developing the Company's new web portal, www.anyreminder.com.

The net loss for the period ending March 31, 2000 amounted to ($1,235,883), or ($0.45) a share. This represents and increase of 327% compared to ($377,861), or ($.12) a share, for the same period a year ago. The increase in net loss was the result of taking one-time write-offs for bad debt, increased expenses required to implement changes in the Company's business model, and new development work on the Company's new web portal, www.anyreminder.com. There were 2,443,802 shares issued and outstanding as of May 13, 2000.

Liquidity  and  Capital  Resources

The Company's operations to date have concentrated on developing its Internet storefronts, building brand recognition and a loyal customer following, and securing the financing necessary to fund the development, operations and expansion of its business.

As of March 31, 2000, the Company had $479,942 cash on hand, accounts receivable of $7,061, and a receivable note of $55,000. The Company had several supplier-based revolving lines of credit, including Tech Data, $46,000; Ingram Micro, $112,000; Merisel, $50,000.

Net cash used by operating activities for the period ending March 31, 2000 totaled ($1,053,965) compared to ($224,075) for the same period a year ago. The increase in negative cash flow is the result of the Company's increased spending to change its business model and exiting the low-cost, low-margin Internet e-commerce retailer business.

Net cash used by investing activities totaled ($24,657) for the period ending March 31, 2000 compared to ($72,265) for the same period a year ago. The decrease in investing activities was the result of reduced office equipment acquisition costs and software development activities relating to the Company's low-cost, low-margin Internet e-commerce storefronts.

Net cash provided by financing activities totaled $1,557,110 for the period ending March 31, 2000 compared to $ 273,200. The cash provided for by financing activities was generated primarily through the sale of restricted equity securities.

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


                           PART II - OTHER INFORMATION

Item  3.  Changes  in  Securities  and  Use  of  Proceeds

     In the quarter ending March 31, 2000 the Company received $0 as payment for common stock subscribed, but unpaid for, on May 14, 2000. The price of the shares was $2.00 a share. For additional details see Item 26 of the Company's registration statement on Form SB-2 filed with the Securities and Exchange Commission on February 4, 1999.

     On March 13, 2000 the Company issued 3,000 shares of common stock valued at $1.00 a share to Christa Dunn for services on the development of the anyreminder site. This transaction was exempt from registration under Section 4(2) of the Securities Act and Rule 144 thereunder. Stock issued under these exemptions carries certain resale restrictions and the stock certificates bear restrictive legends.

     On March 13, 2000 the Company issued 20,000 shares of common stock valued at $1.00 per share to Thomas and Laura O'Hara for financing and interest on the pay-off of some old payables. This transaction was exempt from registration under Section 4(2) of the Securities Act and Rule 144 thereunder. Stock issued under these exemptions carries certain resale restrictions and the stock certificates bear restrictive legends.

     On March 13, 2000, the Company granted Jay Ferguson, an employee, options to purchase 15,000 shares of common stock at $1.00 a share. The options vested at a rate of one-third per year from the date of issue and expire three years from the date of granting.

     On March 13, 2000, the Company granted Keith Varney, an employee, options to purchase 20,000 shares of common stock at $1.00 a share. The options vested at a rate of 5,000 shares per year for two years and 10,000 shares from the date of issue and expire three years from the date of granting.

     On March 13, 2000, the Company granted Sharon Gillen, an employee, options to purchase 20,000 shares of common stock at $1.00 a share. The options vested at a rate of 5,000 shares per year for two years and 10,000 shares from the date of issue and expire three years from the date of granting.

     On March 13, 2000, the Company granted Richard Baron, a business consultant, options to purchase 3,000 shares of common stock at $3.00 a share. The options are vested at the date of issue and expire two years from the date of granting.

     On March 13, 2000 the Company issued 5,000 shares of common stock valued at $1.00 a share to Catherine Hickman for services on the development of the anyreminder site. This transaction was exempt from registration under Section 4(2) of the Securities Act and Rule 144 thereunder. Stock issued under these exemptions carries certain resale restrictions and the stock certificates bear restrictive legends.

     On March 13, 2000 the Company issued 80,000 shares of common stock valued at $1.00 per share to Thomas and Mull & Paige Associates, Ltd. for financing and Business advisory services. This transaction was exempt from registration under
Section 4(2) of the Securities Act and Rule 144 thereunder. Stock issued under these exemptions carries certain resale restrictions and the stock certificates bear restrictive legends.

     On March 13, 2000, the Company granted Steve Fischer, a business consultant, options to purchase 6,000 shares of common stock at $3.50 a share. The options vested at a rate of one-third per month from the date of issue and expire three years from the date of granting.

     On March 13, 2000, the Company issued 9,934 shares of common stock valued at $1 a share to William Kroske, Ph.D. for services. This transaction was exempt from registration under Section 4(2) of the Securities Act and Rule 144 thereunder. Stock issued under these exemptions carries certain resale restrictions and the stock certificates bear restrictive legends.

     On February 20, 2000 the Company issued 500,000 shares of common stock for options exercised and registered under the founders option program.

     On February 10, 2000 issued 5,000 shares of common stock was excise of registered stock purchase warrants at $3.00 per share

     On January 4, 2000 the Company issued 5,000 shares of Convertible Class A Preferred Stock in exchange for $ 10,000This transaction was exempt from registration under Section 4(2) of the Securities Act and Rule 144 thereunder. Stock issued under these exemptions carries certain resale restrictions and the stock certificates bear restrictive legends.

     On March 8, 2000 issued 50,000 shares of common stock was excise of registered stock purchase warrants at $3.00 per share

     On March 10, 2000 issued 5,000 shares of common stock was excise of registered stock purchase warrants at $3.00 per share

     On March 10, 2000 issued 5,000 shares of common stock was excise of registered stock purchase warrants at $3.00 per share

     On March 10, 2000 issued 40,000 shares of common stock was excise of registered stock purchase warrants at $3.00 per share

     On March 28, 2000 issued 50,000 shares of common stock was excise of registered stock purchase warrants at $3.00 per share

Item  4  Subsequent  Events

The Company had issued a press release on November 15, 1999 regarding funding for business expansion. In that press release the Company expected to receive $1,500,000 to launch the new business direction and marketing. Only $ 300,000 of that equity was received and as previously reported the Company has raised money from other sources and changed its business model.

On May 3, 2000 William Kroske left to pursue personal interests and on May 8, 2000 the Company named its President Larry Arnold as its new CEO.

On May 5, 2000 the Company annouced it had entered into a letter of intent to acquire Inform Worldwide Inc. of Englewood, Co for 3,000,000 shares of its restricted Common Stock. Inform Worldwide Inc., a privately held corporation, is a leader in the development of business applications that combine geography and the Internet. Inform develops cost effective, location-based services that enable businesses to increase productivity, profitability, and market share. Both Companies expect the to close the transaction on sixty days.

Item  5.  Submission  of  Matters  to  a  Vote  of  Security  Holders

There  were  no  items  during  the period subject vote of the Security Holders.

Item  6.  Exhibits  and  Reports  on  Form  8-K

(A)     Exhibits

        27.1     Financial  Data  Schedule

        Accountants  Review  Report

(B)     Reports  on  Form  8-K
        ----------------------

        There  no  Form  8-K  filed  during  the  period.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Anything  Internet  Corporation
                                   (Registrant)



Dated:  May  24,  2000               By: /s/ Donald  W  Prosser
                                       ---------------------------
                                             Donald  W  Prosser
                                             CFO