Form 10KSB
period 2000-06-30
ANYTHING INTERNET CORP
filed 2000-10-13
CIK 1076038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number: 000-29994

                          Anything Internet Corporation
                         ------------------------------
             (Exact name of registrant as specified in its charter)



               COLORADO                                    84-1425882
        ----------------------                      ----------------------
    (State or other jurisdiction              (I.R.S. Employer Identification
         of incorporation)                                 Number)


             10333 East Dry Creek Rd, Ste. 270, Englewood, CO  80112
         --------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)


       Registrant's telephone number, including area code: (303) 662-0900

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

Check  whether  the  Issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The  Registrant's  revenues  for  its  fiscal  year  ended  June 30, 2000 were $
685,268.

The aggregate market value of the voting stock on September 30, 2000 (consisting of Common Stock, no par value per share) held by non-affiliates was approximately $20,978,307 based upon the closing price for such Common Stock on said date ($3.50), as reported by a market maker. On such date, there were 5,993,802 shares of Registrant's Common Stock outstanding.


                                     PART I

Item  1.  Description  of  Business


General
-------

Anything Internet Corporation was incorporated in August of 1997 as a Colorado corporation. The Company operated Internet storefronts including AnythingPC.com, AnythingUnix.com, AnythingMac.com, AnythingCoffee.com, Anythingbooks.com and AnyReminder.com, selling Internet computer hardware, coffee retail services, books and providing a free reminder service site with gift sales.

During first quarter 2000, under direction of a new management team, Anything Internet launched a transformation from its previous position as a generalized E-commerce services provider to that of a highly focused syndicator of L-commerce. L-commerce consists of "location-aware" Internet applications that deliver location and geographic information for commercial use. These applications enable "location-based services" to deliver information to users based on the location of fixed and/or mobile assets through Internet and/or wireless communication devices. These applications are used for purposes such as asset tracking, consumer mapping portals and personalized location tracking. To achieve the objective of becoming a leading location service provider, the Company acquired Inform Worldwide Inc. on June 29th, 2000 in exchange for shares of the Company. The Company has also signed definitive agreement to purchase Mapas y Datos and Mapas Latinos, both of Colombia to further our efforts in location based technology.

Prior to its acquisition, Inform operated as a privately owned corporation to provide location technology services to the telecommunications and utilities industries. Founded in 1993, Inform has served over 200 organizations worldwide, including Hewlett Packard, Compaq, CH2MHill, SAIC/Telcordia, Oracle, and Utilicorp. Through R&D investments and pilot projects, Inform built software applications that integrates geographic information into business systems and processes to enable and support monitoring and management of assets through the Internet.

As demand for Internet information by and about mobile users grows, the need for location-based services proliferates. The Company intends to take advantage of this trend by becoming a global leader in L-commerce.

Unless the context otherwise requires, the "Company" refers to Anything Internet Corporation and its subsidiaries. The Company's principal executive offices are located at 10333 E. Dry Creek Road, Suite 270, Englewood, Colorado. The Company's telephone number is 303-662-0900. The Company also maintains a worldwide website at www.anythinginternet.com. The information posted on the
                        ------------------------
Company's  website  is  not  incorporated  in  this  annual  report.

Product  Development
--------------------

E-Hub

Through the acquisition in June 2000 of Inform Worldwide, Anything Internet achieved its first goal of obtaining an geographic information system (GIS) company to serve as the catalyst for advancing the company's plans to become a syndicator of Location Commerce. Anything Internet has adopted Inform's business plan, which is to leverage its experience in L-commerce and use its early mover advantage to capture entirely new opportunities created by the proliferation of location-based services. The cornerstone of the Company's strategy is an electronic hub (or E-hub) that integrates location technology in an application service provider (ASP) environment. The Company intends to bring together a large number of technology suppliers and buyers under the E-hub's virtual roof.

The E-hub gives the Company the ability to act as a syndicator that serves its customers by providing a convenient mechanism for integrating geographical data and location technology into their software applications. Through the E-hub, we will be able to deliver highly specialized GIS information and location information through the Internet and wireless communication devices, a format that can be easily used by today's customers. Because its platform is software - not bricks and mortar - Inform can rapidly adapt to new technology developments and scale capacity to meet growth demands with minimal additional investment.

The Company is undergoing the first stage of E-hub building during the third quarter of 2000. The preliminary E-hub server has been built in our Colorado Springs office, using the Company's existing resources. Our E-hub operates the www.mapaslatinos.com through a goodwill agreement between the Company and Mapas
--------------------
y Datos. The Company's developmental resources have shifted their focus from web site building to the rollout of our E-hub. Using TOM CAT, Oracle Database, MapXtreme and Map Info Data, www.mapaslatinos delivers road maps of North
                                  ----------------
America, Mexico and Colombia through the internet. South America Road Map information is scheduled to roll out in the fourth quarter of 2000. No other map portals currently serves the South American and Latin America market.

Inform Worldwide, Inc. has developed and licensed during fiscal year 1999 two software applications:

LoadMAN

A package used within engineering operations of gas distribution utilities to link results of third party network simulation with a customer's geographic information system.

Magic  J

A toolkit for use by software engineers to develop Internet-based applications for customers using the Smallworld GIS product.


Services
--------

E-Commerce  Storefronts

Anything Internet Corporation owns Internet retail storefronts including www.AnythingPC.com; www.AnythingMac.com; www.AnythingUnix.com;
------------------   -------------------   --------------------
www.AnythingCoffee.com;  www.AnythingBooks.com,  www.AnyReminders.com  and  www.
-----------------        ---------------------   --------------------
Anythinggifts.com.

AnythingPC.com, AnythingMac.com and AnythingUnix.com were developed by the Company during early 1999. These storefronts sold PC, Mac and Unix hardware through the Internet. The Company added Anythingbooks.com during the 2nd quarter of 1999, providing a E-Commerce portal to sell books through an affiliate agreement with Barnes and Noble. AnythingCoffee.com was created around the same period of time. This site specializes in selling gourmet coffee through the Internet. During the last quarter of 1999, the Company developed a free reminder service web site by the name of www.anythingReminder.com, which
                                                 ------------------------
includes  e-mail  reminders,  contacts,  calendar,  e-cards  and  a gift center.
AnyReminders.com manages all traffic from the three computer hardware sales portals. www.Anythinggifts.com was created in early 2000 and this site provides free gift registry services for consumers. At the end of September 2000, as the Company changed its focus to concentrate on developing highly specialized location related services, these general E-Commerce sites ceased operations, except for the coffee, reminder and gift registry sites.

During fiscal 1999, the Company also provided web design services for other companies, including e-commerce portals for sites such as www.mbca.org (Mercedes
                                                          ------------
Benz  Club  of  America).

Consulting

During fiscal year 1999 Inform Worldwide, Inc. provided a variety of services related to the implementation of location-based technologies. These services included technology consulting, computer programming, product implementation support and training.

Among the over 50 customers served during the period, the following projects contributed most significantly to the company's revenues or attainment of strategic goals:

Convergent Group - Inform provided consulting, training and product implementation services related to the implementation of Convergent Group's location-based software applications. Many of these services were provided directly to Convergent Group's utility customers; including Cinergy Services, Citizens and CILCO. Convergent Group is a leading provider of systems integration services to electric and gas utilities.

Level3 Communications, Inc. - Inform provided technology consulting and database implementation support related to Level3's deployment of location-based technologies used in its network operations. Level3 is a global provider of communications services.

CH2MHill - Inform provided technology consulting, database implementation and software development services to this global provider of telecommunications engineering services. Through CH2MHill, Inform served Global Crossing Ltd. and Cablevision Systems Corporation.

International Fibercom, Inc. - Inform customized it's Magic J software toolkit to create an Internet- and map-based tracking tool to be used in monitoring the build-out of telecommunications networks. International Fibercom is a leading provider of broadband and fiber engineering and construction services.

Utilicorp United, Inc. - Inform customized it's Magic J software toolkit to create an Internet- and map-based project tracking tool. Utilicorp United provides electric distribution services throughout the Midwest.

Compaq Computer Corporation - As part of a large systems integration project led by Compaq, Inform customized it's LoadMAN software for use by Bord Gais, the national gas distribution company. The LoadMAN application links commonly used network simulation packages with a geographical information system. The outputs of LoadMAN allow engineers to analyzes the results of simulation in a geographical context.

Licensing  Rights
-----------------

With acquisition of Inform Worldwide, Inc., the Company acquired a Technology Agreement between Inform Worldwide, Inc. and Mapas y Datos of Bogota, Colombia. The Technology Agreement provides the Company with exclusive rights throughout United States and Canada to all intellectual property rights in Mapas y Datos's technology developed prior to June 15th , 2000, including Internet Vehicle Locating, Map Portal and Emergency Response Information Systems as well as other geo referenced technology.

As part of the closing agreement between Inform and the Company, the President of Mapas y Datos joined Inform as VP of Technical Operations. Mapas y Datos is a Latin American provider of digital mapping and destination information on the Internet. Mapas y Datos developed and owns proprietary software applications including Internet Vehicle Location, Internet Geographical Information System and a map portal called www.mapaslatinos.com.


Markets  &  Revenue  Sources
----------------------------

During fiscal 1999, the Company's revenues derived from its E-Commerce storefronts. These Internet retail sites served general consumers. We have since changed our business focus to the business to business market. Inform's revenues during this same time period were generated through sale of its proprietary software products and consulting projects.

The combined operations will generate revenue predominantly from fixed subscriber access fees, variable usage fees and charges for support services. The Company expects additional income from shared advertising revenues, value-added resale (VAR) of third-party technology and information and royalties from company owned software. Our focused industries include transportation, utilities, web portals, governmental agencies and on-line e-commerce merchants.

Competition
-----------

As the market for location-based services evolves, the Company expects competition from organizations falling within the following areas:

     Location-based  servers  -

     Several organizations plan to provide services overlapping with some or all of the Company's services. Examples include Phone.com and SignalSoft.

     Wireless  Communications  Providers  -

     Most wireless carriers are investigating opportunities to provide location-based services that piggy-back off of the infrastructure required to satisfy the FCCrequirement to support location of wireless 911 calls. Qualcomm, through its Omnitracks vehicle-locating service and Snaptrack GPS division, has the most aggressive strategy among wireless carriers.

     Roadside  Assistance  Providers  -

     Over the next several years, existing (e.g., OnStar and ATX) and new providers of roadside assistance services are expected to extend their offerings with services dependent upon location-awareness. These organizations and their owners/partners within the automotive industry have begun deploying traffic-alert systems, concierge services and next-generation telematics applications.

     Content  Providers  -

     Owners of map data and other location-based content may offer competitive services. Presently these organizations act as suppliers to companies such as Inform Worldwide. However, as demand for location-based services grows, content providers may seek to expand their role. The primary content providers for North and South America are Navtech, GDT and ETAK. The Company is presently negotiating supplier contracts with Navtech and GDT.

     GIS  Vendors  -

     Organizations offering the core software (e.g., ESRI, Autodesk and MapInfo)
     for  visualizing  and  analyzing   location-based   information  may  offer
     ASP-based platforms that compete with portions of the Company's offerings.

     Vertical  Applications  Software  Providers  -

     There are many companies focusing on specific applications of location-based capabilities. These include applications such as vehicle location monitoring (e.g., @Road) and mobile workforce management (e.g., Imedeon).


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


Item  2.  Description  of  Property

At present the Company does not own any property. The Company maintains its headquarters in Englewood, Colorado at 10333 E. Dry Creek, Suite 270, in an 8,000 square foot office space through a five-year lease that commenced in May 1997. The Company pays $16,920 a month, utilities included, for this leased office space.

The Company also has a support office located in Colorado Springs, CO. This facility encompasses approximately 1,080 square feet and is secured by a one-year lease that commenced on June 3, 2000. The Company pays $1,275.16 a month, utilities included, for this leased office space.

Item  3.  Legal  Proceedings

There are no material legal proceedings pending or, to the Company's knowledge, threatened against the Company.


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999/2000.


                                     PART II

Item  5.  Market  for  Common  Equity  and  Related  Stockholder  Matters

The Company's Common Stock is quoted on the NASDAQ Over-The-Counter Bulletin Board under the symbol "ANYI". The Company's Common Stock began trading on July 15, 1999 with an opening bid price of $4.00 a share. As of June 30, 2000, there were approximately 778 record holders of the Company's outstanding Common Stock.

The following table sets forth the quarterly high and low sale prices of the Company's Common Stock in each of the last four quarters.

                                   High Sales Price        Low Sale Price
                                   --------                -------
Fiscal  1999/2000
-----------------
   Third  Quarter                    $28.00                  $4.75
   Fourth  Quarter                    $5.31                  $0.88
   First  Quarter                    $10.06                  $2.13
   Second  Quarter                    $5.50                  $2.44



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

Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

On July 15th, 1999, the Company's Common Stock started to trade on the NASDAQ Over-The-Counter Bulletin Board under the symbol "ANYI". This is the first step the Company's management took to provide shareholders liquidity in their investments.

In March 2000, Larry Arnold joined the Company's management team as President and subsequently the Chief Executive Officer and Chairman of the Board. Anything Internet Corporation then moved its corporate headquarter from Colorado Springs to 10333 E. Dry Creek Road, Suite 270, Englewood, CO 80112. Under the direction of the new management team, Anything Internet Corporation began to transform its business model from generalized E-Commerce to highly specialized location based services.

On June 30, 2000, the Company acquired Inform Worldwide, Inc. in a stock-for-stock transaction, in which the former shareholders of Inform Worldwide Inc. received a total of 3 million shares of Anything Internet in exchange for all outstanding common shares of Inform Worldwide, Inc. Inform Worldwide, Inc. became a wholly owned subsidiary of Anything Internet as of the merger date. The purchase is valued at $9,126,949 for the acquisition of licensing rights from Inform Worldwide, Inc.

The Company has also signed a definitive agreement to acquire Mapas Y Datos and Mapas Latinos of Bogota, Colombia. The company intends to acquire both Mapas Y Datos and Mapas Latinos in a stock-for-stock transaction.

The management believes that the synergy of Anything Internet, Inform Worldwide Inc. and Mapas y Datos/Mapas Latinos will provide us with the foundation to become a leading provider of location services, a highly specialized and growth oriented industry.

RESULTS  OF  OPERATIONS

Fiscal  Year  Ending  June 30, 2000 Compared to Fiscal Year Ending June 30, 1999

Net sales for the fiscal year ending June 30, 2000 were $685,268, a decrease of 433% over $3,503,822 for the same period a year ago. All of these sales were a result of sales generated through the Company's Internet storefronts AnythingPC.com, AnythingMAC.com and AnythingUNIX.com. which the Company has now closed as part of its new direction and plan.

Gross profits for the fiscal year ending June 30, 2000 were $67,691. This represents a decrease in gross profits of 21% over $84,436 for the same period a year ago. Gross profit margins increased from 2.4% of sales to 9.8% of sales as a result of the Company's decision to forego selling to match competition and to sell at a profit. This decision resulted in a large drop in sales and the closure of the store fronts.

Selling, general and administrative (SG&A) expenses for the fiscal year ending June 30, 2000 were $2,008,226 which represents a 299% increase from $672,293 for the same period a year ago. The major components of these expenses for the fiscal year were the hiring of additional staff, development of Anyreminder.com., development of the new management team and business plan, acquisition of Inform Worldwide, Inc., acquisition costs of office and computer equipment and software development costs.

The net loss for the fiscal year ending June 30, 2000 amounted to ($1,884,016), or ($0.65) a share. This represents an increase of 318% compared to ($591,688), or ($0.24) a share, for the same period a year ago. The increase in net loss was the result of lower gross profit margins and increased cost of operations from expansion activities. There were a total of 5,823,802 shares and 3,074,400 shares issued and outstanding as of June 30, 2000 and 1999, respectively.

Liquidity  and  Capital  Resources

The Company's operations to date have concentrated on developing its Internet storefronts, building brand recognition and a loyal customer following, and securing the financing necessary to fund the development, operations and expansion of its business. The Company now is developing its new business plan described earlier and is continuing to raise money to fund this development.

As of June 30, 2000, the Company had cash on hand of $199,793, accounts receivable of $78,717, and receivable notes of $200,000. The Company also had bank credit lines totaling $185,000. In addition, the Company had several supplier-based revolving lines of credit, including Tech Data, $250,000; Ingram Micro, $150,000; Merisel, $85,000; and Pinacor, $5,000. These lines are either paid off or pay-out agreements have been reached and will be paid in the first quarter of fiscal 2001.

Net cash used by operating activities for the fiscal year ending June 30, 2000 totaled ($1,386,088) compared to ($228,909) for the same period a year ago. The majority of the increase in cash flow used in these operating activities was the result of higher SG&A expenses, as described above.

Net cash used by investing activities totaled ($22,744) for the fiscal year ending June 30, 2000 compared to ($ 80,318) for the same period a year ago. We issued three million common shares to purchase Inform Worldwide, Inc. which was a non-cash transaction. The decrease in investing activities was the result of changes in operational direction.

Net cash provided by financing activities totaled $1,561,184 for the fiscal year ending June 30, 2000 compared to $200,516 for 1999. The increase in cash provided for by financing activities was the result of sale of common and preferred stock, exercise of founders options, exercise of warrants registered last year, and common stock issued for services performed. Other financing came from borrowing activities and utilizing existing credit facilities. The Company expects to continue making significant investments in the future to support its overall growth. The Board of Directors has approved 2,000,000 additional common shares to be issued in a private placement. The private placement is expected to bring in $5,000,000 in funding to help the Company facilitate its growth plan.

The above analysis does not reflect the combined operating results of Inform Worldwide Inc. and Anything Internet Corporation. Had these two companies combined their operations as of July 1st, 1999, the combined revenue and losses would have been approximately $1.5 million and ($2.2 million), with a loss per share of ($0.77). However, we believe that the pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of fiscal years 1999 or of future operations of the combined entities under the ownership and operation of the Company.

Currently, it is anticipated that ongoing operations will be financed from the net proceeds of the anticipated private placement of the company's common stock, cash on hand, accounts receivable, the various credit facilities available to the Company, and from internally generated funds. However, as indicated in the Company's most recent financial statements available herein, while operating activities provide some cash flow, the Company is currently cash flow negative. There can be no assurances that the Company's ongoing operations will begin to generate a positive cash flow or that unforeseen events may not require more working capital than the Company currently has at its disposal.


Item  7.  Financial  Statements

     The information required by this item is presented as a separate section commencing on page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with Accountants on Accounting and financial disclosures during the fiscal year of 1999/2000.

                                    PART III

Item  9.  Directors,  Executive  Officers,  Promoters  and  Control  Persons;
          Compliance  with  Section  16(a)  of  the  Exchange  Act.

     The directors, executive officers of the Company as of the date of June 30, 2000 are as follows:



Name                      Age  Position
--------------            ---  --------------------
Larry G. Arnold            56  Chief Executive Officer & Chairman of the Board

Edgar P. Odenwalder, III   44  Director & President of Inform Worldwide, Inc.

Donald W. Prosser          51  Prior CFO, Treasurer & Secretary

Carole Baumbusch           51  Chief Operating Officer of Inform Worldwide, Inc.

Gabe Coch                  37  VP-Technical Operations of Inform Worldwide Inc.

Alfred Delisle             36  Director & VP-Channel Development

Lawrence Stanley           53  Director

Karen Sebastiani           46  Director

MR. PROSSER RESIGNED AS CFO AND A DIRECTOR OF THE COMPANY AS OF SEPTEMBER 19TH, 2000.

MR. STANLEY, MS. SEBASTIANI AND MR. DELISLE WILL NOT STAND FOR REELECTION AS A MEMBER OF THE BOARD OF DIRECTORS IN THE UPCOMING ANNUAL MEETING.

The following is a brief account of the business experience of each director and executive officer of the Company. There is no family relationship between any Director or Executive Officer of the Company.

Larry  G.  Arnold
-----------------

Larry Arnold has over thirty years of experience in corporate turnarounds and capitalization of four public companies. From 1996 until joining the Company, Mr. Arnold served as Chairman and CEO of Online Power Supply (OTC BB: OPWR). From 1990 until 1996, Mr. Arnold served as President, CEO and Chairman of the Board for Glitch Master, Inc., a PC power supply manufacturing and distribution company. In 1996, Glitch Master, Inc. merged with the now OnLine Power Supply, Inc. Mr. Arnold has also served as a Director of Hillsboro State Bank, Hillsboro, Kansas, for the past five years and is presently Vice Chairman of the Board. From February 1989 until July 1990, he served as Vice President, Treasurer and Director of Ryan-Murphy, Inc., a public company. From April 1988 to February 1989, he served as a financial consultant to Postmark Stores of America, Denver, Colorado. From January 1987 to April 1988, he was the President of Discount Converter Supply Company, Colorado Springs, Colorado, a private Colorado corporation, and from May 1985 to November 1986, Mr. Arnold was President of Nova Resources Corporation, Colorado Springs, Colorado, a public corporation. He holds a B.A. degree in Business Administration and has done graduate work at the University of Kansas and University of Colorado, Colorado Springs.

Edgar  P.  Odenwalder  III
--------------------------

Mr. Odenwalder founded Inform Worldwide Inc. in 1996 and served as the President of Inform Worldwide, Inc. before joining the Company on June 29th, 2000. Prior to 1996, Mr. Odenwalder held senior positions with Convergent Group, a leading provider of geo-technology services and McDonnell Douglas Communications Company
(MDCC). At MDCC he launched a location technology product group that grew, within an eighteen-month span, to over eighty software engineers with annual revenues in excess of $10 million. Mr. Odenwalder holds BS and MS degrees in forestry and computer science from Colorado State University.

Donald  W.  Prosser
-------------------

Mr. Prosser served as CFO and a Director of the company since October 30th, 1999. Prior to joining the Company, he served as a financial consultant to the Company. Prior to Anything Internet Corporation, Mr. Prosser held partner positions at two leading CPA firms and served as Managing Director of American Express Tax and Business Services. At American Express, Mr. Prosser had full responsibility for Colorado operations and grew his unit into the largest CPA tax practice in the state. Mr. Prosser is holds a BS degree in Business
Accounting  and  MS  in  Taxation  from  Western  State  College.

Mr. Prosser resigned as CFO and a Director of the Company as of September 19th, 2000. To pursue other business interests.

Carole  A.  Baumbusch
---------------------
Ms. Baumbusch joined Inform Worldwide, Inc. in February 2000 as Chief Operating Officer. Prior to Inform, she was Vice President of Operations for ING Group. Ms. Baumbusch began her career as an engineer, working in both the defense and utility industries. Upon completion of her MBA, she became a consultant for the Weston Group. Ms. Baumbusch graduated with highest honors from both Bucknell University where she earned a B.S. degree in Civil Engineering and from New York University where she earned an MBA from the Stern School of Business. She also recently attended the Executive Program for Growing Companies at Stanford University Graduate School of Business.

Gabriel  Coch
-------------

Mr. Coch is founder of Mapas y Datos and Mapas Latinos, Latin American geo-technology companies based in Bogot , Colombia. From 1991 until the present, Mr. Coch has presided over these companies. Mr. Coch has been an international consultant in assignments in Costa Rica, Venezuela and Peru. Mr. Coch obtained his bachelor's degree in Urban Planning and Design from Southern Illinois University and his master's degree in Urban and Regional Planning from the University of Florida.

Alfred  W.  Delisle
-------------------

Mr. Delisle co-founded the Company in August 1997. He has been VP, Channel Development since June 30, 2000 and Director for Anything Internet, Anything PC Corporation and Anything Coffee Corporation since August 1997. Prior to starting Anything Internet Corporation, Mr. Delisle held a variety of positions with Tech Data Corporation's high volume sales division. Mr. Delisle also serves as a Director of Web-Designs.net, Inc., a privately held firm, since December 1999.

Mr. Delisel holds a Bachelor of Science Degree in Business Administration from Babson College, Wellesley, MA. and a certificate in Strategies for E-Business Success from the Management Development Institute at Eckerd College, St. Petersburg, Florida.

Lawrence  Stanley
-----------------

Mr. Stanley served as interim CEO and held the position of director from October 20, 1999 to October 29, 2000. From October 20, 1999 to December 9, 1999, Mr. Stanley served as our interim co-president and chief executive officer. Mr. Stanley currently serves as CEO of Banyan Corporation of Colorado Springs,
Colorado,  a  majority  shareholder  of  Anything  Internet  Corporation.

Karen  Sebastiani
-----------------

Ms. Sebastiani has been our secretary, treasurer and a director from October 20, 1999 to October 29th, 2000. Ms. Sebastiani is currently the business manager at Banyan Corporation of Colorado Springs.


COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended June 30, 2000 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended June 30, 2000, it has been determined that, other than disclosed below, no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act.

     The following table as of June 30, 2000, includes the name and positions of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

Name                    Position                                             Report Filed Late
----                    --------                                             -----------------
Larry G Arnold          Chief Executive Officer and Chairman of the Board    Forms 3 and 5
Edgar P Odenwalder III  President and Director                               Forms 3 and 5
Donald W. Prosser       Prior Secretary, Treasurer and Director              Forms 3 and 5
Alfred W. Delisle       Business Development Manager and Director            Forms 3 and 5
Banyan Corporation      Beneficial Owner                                     Forms 3 and 5

Item  10.  Executive  Compensation

     The following table sets forth the compensation paid during the fiscal year ending June 30, 2000 to the Company's Chief Executive Officer and each of the Company's officers and directors. No executive officers received any compensation in fiscal 1998, no person received compensation exceeding $200,000 in fiscal 1999, no bonuses were awarded during fiscal 1999, and no persons received compensation from the Company prior to fiscal 1999.

                          Annual Compensation               Awards             Payouts
                        -----------------------  ----------------------------  -------
                                      Bonus &
                                      Other                       Securities
                                      Annual       Restricted     Underlying    LTIP
Name and Principal                    Compen-    Stock Award(s)  Options/SAR   Payouts  All Other
Position            Year  Salary ($)  sation ($)       ($)            (#)        ($)      ($)
------------------  ----  ----------  ---------  --------------  ------------  -------  ---------

Larry G. Arnold
CEO and Chairman                                                    1,000,000
of  the Board       2000  $200,000            0                        50,000
                    1999  N/A               N/A                           N/A      N/A        N/A

Edgar P.
Odenwalder III
President and
Director            2000  $200,000            0                     1,000,000
                    1999  N/A               N/A                           N/A      N/A        N/A

Donald W. Prosser
Prior CFO,
Secretary &
Treasurer           2000  $150,000            0                       700,000
                    1999  N/A               N/A                           N/A      N/A        N/A

Carole Baumbusch
Chief Operating
Officer             2000  $150,000            0                       500,000
                    1999  N/A               N/A                           N/A      N/A        N/A

Gabriel Coch
VP, Technical
Operations          2000  $130,000            0                       130,000
                    1999  N/A               N/A                           N/A      N/A        N/A

Alfred W. Delisle
Business
Development
Manager and
Director            2000  $ 75,000            0
                    1999  $ 60,000          N/A                        35,000      N/A        N/A
                                                                      100,000


The following table sets forth information on executive stock options granted to the executive officers of the Company as of October 10, 2000.

Name                  Number of Securities     Percent of Total      Exercise of Base     Expiration Date
                           Underlying            Options/SARs         Price($/share)
                          Options/SARs       Granted to Employees
                           Granted (#)         as of October 10,
                                                    2000(1)
Larry G. Arnold             1,000,000                 18%                 $3.00            April 18th, 2003
                               50,000                                     $2.00            April 16th, 2003
Edgar P. Odenwalder         1,000,000                 18%                 $2.97             June 30th, 2003
Donald W. Prosser             500,000                 12%                 $3.00            April 18th, 2003
                              200,000                                     $1.00         November 15th, 2002
Carole Baumbusch              500,000                  9%                 $2.97             June 30th, 2003
Gabriel Coch                  130,000                  2%                 $3.06             June 30th, 2003
Alfred W. Delisle              35,000                  2%                 $1.00         November 15th, 2002
                              100,000                                     $1.00         November 15th, 2002


J. Scott Sitra (2)            700,000                 12%                 $1.00          October 18th, 2002


(1)  Based  on  total  of  5,703,333  options  granted  and  outstanding.

(2) Mr. Sitra served as the Company's CEO & Chairman of the Board from March 30, 1999 to October 10, 1999. The options were granted in lieu of salary, expenses and consulting fees due from the company.


DIRECTOR  COMPENSATION

     Directors are compensated $5,000 annually, which, as determined by the Board, may be taken in the form of cash or securities of the Company. Additionally, the Company reimburses its Directors for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors.


Item  11.  Security  Ownership  of  Beneficial  Owners  and  Management

     The following table sets forth certain information known to the Company regarding the beneficial ownership of common stock as of June 30, 2000, by (i) each Director of the Company, (ii) each executive officer of the Company, (iii) all directors and executive officers as a group, and (iv) each person known to the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock. Percentage of ownership is based on 5,823,802 shares of common stock issued and outstanding as of June 30, 2000.

                                                                              Percent of Class   Percent of Class
                                                      Shares      Preferred   before Preferred    after Preferred
Directors and Executive Officers                       Owned      Owned (2)          (3)             Ownership
--------------------------------                     ---------    ---------       ---------         ----------
Larry G. Arnold, Chief Executive Officer &             192,500             0                 3%                 2%
Chairman of the Board                                       (1)

Edgar P. Odenwalder III, President & Director        2,316,600             0                40%                29%

Donald W. Prosser **                                    50,000        20,000                 1%                 1%

Carole Baumbusch, Chief Operating Officer              240,000             0                 4%                 3%

Gabriel Coch, VP Technical Operations                  240,000             0                 4%                 3%


Alfred W. Delisle, VP Channel Development &             70,005        60,000                 1%                 2%
Director

Lawrance Stanley, Director                                   0         9,105                 *                  *

Karen Sebastiani, Director                                   0         3,500                 *                  *
                                                    ----------    ----------        ----------         ----------

All current directors and executive officers as a    3,059,105        72,605                53%                41%
group

Five Percent Shareholders(4)
-------------------------

Banyan Corporation
   4740 Forge Rd., Bldg. 112
   Colorado Springs, CO  80907                          48,000       236,470                 1%                 6%

Scott Sitra (An Agent)                                 379,751       462,417                 6%                16%
    4301 Beau Rivage Cir.
    Lutz, FL 33549 (5)

     *Less  than  1%  or  no  holdings  as  of  June  30,  2000.
     **Donald  W.  Prosser  resigned as of September 19, 2000.

(1) Mr. Arnold disclaims any ownership benefit from 132,000 shares owned by Mr. Arnold's spouse & children.

(2) There are 1,106,154 preferred shares outstanding. All preferred shares have two votes in any voting matters.

(3)  Based on 5,823,802 shares issued and outstanding as of June 30, 2000.

(4) Beneficial ownership is determined in accordance with the 13d-3 of the Securities Exchange Act of 1934. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of this report, but not included in the table above, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(5) Mr. Sitra serves as an agent for various corporate shareholders of the Company. The shares shown above are a total of the shares owned by various entities. Mr. Sitra personally owns only 5,000 shares.

Item  12.  Certain  Relationships  and  Related  Transactions.

     On June 16, 1999, the Company borrowed $75,000 from a related corporation with an ownership interest in Anything Internet Corporation. The short-term loan was made at a rate of 12% per annum, and was due July 30, 1999. This note was paid-off in March 2000.

Item  13.  Exhibits  and  Reports  on  Form  8-K

     Exhibits designated with an asterisk (*) have previously been filed with the Securities and Exchange Commission and are incorporated herein by reference to the document referenced in the parentheticals following the descriptions of such exhibits.

Exhibit No.        Description
-----------        -----------

(a)     1.         Financial  Statements

(a)     2.         Exhibits



21.1               Subsidiaries  of  the  registrant.

23.1               September 28, 2000 consent letter of Ronald R. Chadwick, P.C.

27.1               Financial Data Schedule for Fiscal Year Ending June 30, 2000.



Reports  on  Form  8-K

     During the period commencing during last quarter of the period covered by this Report to date, there were no Form 8-Ks filed with the SEC.

SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado on this 13th day of October, 2000.

                                 Anything  Internet  Corporation



                                 By:  /s/  Larry  G  Arnold
                                 -------------------------------------
                                 Larry  G  Arnold
                                 President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                      Date

/s/ Larry G. Arnold
----------------------       Chief Executive Officer and Chairman
Larry G. Arnold              of the Board                          October 13, 2000


/s/ Edgar P. Odenwalder III
----------------------       President and Director
Edgar P. Odenwalder III                                            October 13, 2000


/s/ Mitzi Qin Mitchell
----------------------       Assistant Secretary, Treasurer and    October 13, 2000
Mitzi Qin Mitchell           Controller


/s/ Alfred W. Delisle                                              October 13, 2000
----------------------       VP Business Development and Director
Alfred W. Delisle

                          ANYTHING INTERNET CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE FISCAL YEAR ENDING JUNE 30, 2000 and 1999

                                      With
                          Independent Auditor's Report

CONTENTS

Independent  Auditor's  Report . . . . . . . . . . . . . . . . . . . . . . . F-1

FINANCIAL  STATEMENTS

    Consolidated  Balance  Sheets . . . . . . . . . . . . . . . . . . . . . .F-2

    Consolidated  Statements  of  Operations . . . . . . . . . . . . . . . . F-4

    Consolidated Statements of Stockholders' Equity . . . . . . . . . . . . .F-5

    Consolidated  Statements  of  Cash  Flows . . . . . . . . . . . . . . . .F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . F-7

                          INDEPENDENT AUDITOR'S REPORT


Board  of  Directors
Anything  Internet  Corporation
Englewood,  Colorado

I have audited the accompanying consolidated balance sheets of Anything Internet Corporation and subsidiaries as of June 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anything Internet
Corporation and Subsidiaries at June 30, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/  RONALD  R.  CHADWICK,  P.C.
--------------------------------
RONALD  R.  CHADWICK,  P.C.

Aurora,  Colorado
September  28,  2000

                          ANYTHING INTERNET CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                         June 30,


                                                 2000          1999
                                           ----------------  --------------
Current assets:
  Cash                                     $        199,755  $        1,454
  Accounts Receivable                                78,717         188,689
  Inventory                                               0          12,277
  Prepaid Expenses                                        0           8,091
  Notes Receivable-Related Party                    208,762          18,023
  Other                                                   0           3,938
                                           ----------------  --------------
      Total current assets                          487,234         232,472
                                           ----------------  --------------


Furniture and Equipment, less accumulated
  depreciation of $266,602 and $14,859.             139,551          48,303

Software development costs, less
  Accumulated amortization of
  $78,871 and $18,039                                49,359          39,600

Licensing Rights                                  9,126,949               0

Deposits                                             16,884           2,741
                                           ----------------  --------------
                                                  9,332,743          90,644
                                           ----------------  --------------
                                           $      9,819,977  $      323,116
      =                                    ================  ==============

                          ANYTHING INTERNET CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                           June 30,
                                                     2000             1999
                                               ----------------  --------------

Current liabilities:
   Accounts Payable                            $       234,098   $     400,721
   Accrued expenses                                     62,616          52,840
   Bank reserve                                              0          22,051
   Bank Lines of Credit                                128,427          29,054
   Notes payable - current portion                      60,168               0
   Notes payable - related party                             0          75,000
                                               ----------------  --------------
         Total current liabilities                     485,309         579,666
                                               ----------------  --------------
         Total Liabilities                             485,309         579,666


Stockholder's Equity:
   Preferred stock, Class A, no par value
    10,000,000 shares authorized;
    1,106,154 and 0 shares issued
    and outstanding                                    629,418               0
   Common stock, Class A, no par value;
     50,000,000 shares authorized;
     5,823,802 and 3,040,400 shares
     Issued and outstanding                         11,205,716         359,900
   Common stock subscribed                                   0          68,000
   Stock subscription receivable                             0         (68,000)
   Accumulated deficit                              (2,500,466)       (616,450)
                                               ----------------  --------------
         Total stockholders' equity                  9,334,668        (256,550)
                                               ----------------  --------------
   Total liabilities and stockholders' equity  $     9,819,977   $     323,116
                                               ================  ==============



                           ANYTHING INTERNET CORPORATION
                       CONSOLIDATED STATEMENT OF OPERATIONS



                                                   - For The Years Ending -
                                                June 30, 2000      June 30, 1999
                                              -----------------   ----------------
Sales                                         $        685,268    $     3,503,822

Cost of sales                                          617,577          3,419,386
                                              -----------------   ----------------
Gross profit                                            67,691             84,436
                                              -----------------   ----------------
Selling, general and administrative
expenses                                             1,184,992            559,093

Stock based compensation                               755,234            113,200
                                              -----------------   ----------------
(Loss) from operations                              (1,872,535)          (587,857)
                                              -----------------   ----------------
Other income (expense):
  Interest expense                                     (16,367)            (3,831)
  Interest income                                        4,886                  0
                                              -----------------   ----------------
Income (loss) before provision for income
taxes                                               (1,884,016)          (591,688)

Provision for income tax                                     -                  -
                                              -----------------   ----------------
Net income (loss)                                  ($1,884,016)         ($591,688)
                                              =================   ================

Basic/Diluted Net loss per share                        ($0.65)            ($0.24)
                                              =================   ================
Basic/Diluted weighted average number of
common shares outstanding                            2,918,842          2,458,533
                                              =================   ================



                                          ANYTHING INTERNET CORPORATION
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                              For the year ended June 30, 2000 and 1999
                                                                                            Stock                     Stock-
                                             Preferred Stock          Common Stock         Subscrip.     Accum.      Holders'
                                             Shares    Amount     Shares        Amount    Receivable     Deficit      Equity
                                           ---------  --------  -----------  ------------  ---------  ------------  -----------
Balances at July 1, 1998                           -  $      -       5,800   $    36,200   $      -      ($24,762)  $   11,438
Debt retirement                                                      1,950        10,500                                10,500
Stock retirement                                                    (7,750)                                                  -
and reissuance                                                     500,000                                                   -
Compensatory stock issuance                                      2,340,400       113,200                               113,200
Sales of common stock                                              200,000       200,000                               200,000
Common stock subscribed                                                           68,000    (68,000)
Net loss for the year ended June 30, 1999                                                                (591,688)    (591,688)
                                           ---------  --------  -----------  ------------  ---------  ------------  -----------
Balances at June 30, 1999                          -         -   3,040,400       427,900    (68,000)     (616,450)    (256,550)
                                           ---------  --------  -----------  ------------  ---------  ------------  -----------
Subscription Received                                               34,000             -     68,000                     68,000
Compensatory stock issuance                   55,000   141,000     614,234       614,234                               755,234
Shares Issued on Warrant exercise                                  200,000       600,000                               600,000
Shares Issued on Option exercise                                   500,000       500,000                               500,000
Sales of Common & Preferred Stock            145,500   185,000     205,000       405,000                               590,000
Offering Expense                                                                 (38,000)                              (38,000)
Common Stock Converted to Preferred
Stock                                        905,654   303,418  (1,769,832)     (303,418)                                    -
Shares Issued in acquisition                                     3,000,000     9,000,000                             9,000,000
Net loss for the year ended June 30, 2000                                                              (1,884,016)  (1,884,016)
                                           ---------  --------  -----------  ------------  ---------  ------------  -----------
Balances at June 30, 2000                  1,106,154  $629,418   5,823,802   $11,205,716   $      -   ($2,500,466)  $9,334,668
                                           =========  ========  ===========  ============  =========  ============  ===========

                          ANYTHING INTERNET CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           - For the Years Ended -
                                         June 30, 2000  June 30, 1999
                                        --------------  -------------
Cash flows from operating
 activities:
   Net (loss)                             ($1,884,016)     ($591,688)
   Adjustments to reconcile net
   Income to net cash provided by
   (used for)operating activities:
      Depreciation and Amortization            42,083         25,968
      Stock based compensation                755,234        113,200
      Debt retirement                               0         10,500
      Current assets                          (60,399)      (216,427)
      Deposits                                (14,143)        (1,361)
      Current liabilities                    (156,847)       430,899
                                        --------------  -------------
   Net cash used by (used for)
    Operations activities                  (1,318,088)      (228,909)
                                        --------------  -------------
Cash flows from investing
 activities:
   Acquisition of office equipment            (12,844)       (48,701)
   Software development costs                  (9,900)       (31,617)
                                        --------------  -------------
   Net cash used by (used for)
    Investing activities                      (22,744)        80,318
                                        --------------  -------------
Cash flow from financing
 activities:
   Proceeds from borrowing                    132,706         46,516
   Sale of common and preferred stock       1,563,051        200,000
   Offering expenses                          (38,000)             0
   Payments on borrowings                     (96,573)             0
                                        --------------  -------------
   Net cash provided by (used for)
    Financing activities                    1,561,184        200,516
                                        --------------  -------------
Net increase (decrease) in cash               220,352        (62,711)

Cash at beginning of the Period               (20,597)        42,114
                                        --------------  -------------
Cash at end of the period               $     199,755       ($20,597)
                                        ==============  =============


Schedule  of  non-cash  investing  and  financing  activities:
  In fiscal year 2000, the Company issued 3,000,000 Series A Common Stock in exchange for licensing rights valued at $9,126,949.

Supplemental  Disclosure:
  Cash  paid  in  2000  and  1999  for  interest:  $15,996  and  $3,831.

                          ANYTHING INTERNET CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    For the years ended June 30, 1999 & 2000


NOTE  1.  ORGANIZATION,  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
POLICIES:

Anything Internet Corporation ("Anything Internet", the "Company"), formerly known as Anything Corporation, was incorporated in the State of Colorado on August 15, 1997. The Company markets and distributes computers and related accessory products by using the Internet as the exclusive distribution channel. On August 28, 1998, Anything, Inc. changed its name to Anything Internet Corporation, which was made effective through an amendment to its Articles of Incorporation filed with the Secretary of State of Colorado on August 31, 1998.

On June 30, 2000, the Company acquired Inform Worldwide, Inc. and its subsidiary Inform Latin America, Inc. Inform Worldwide, Inc. was incorporated in the State of Colorado on February 5th, 1996. Inform Worldwide, Inc.'s business is in the development of business applications that combine geographical information systems and the Internet. Inform Worldwide, Inc. operates as a wholly owned subsidiary of Anything Internet Corporation.

The Company also conducts its businesses through two other subsidiaries, AnythingPC Internet Corporation and Anything Coffee Corporation.

Principal  of  consolidation
----------------
The consolidated financial statements include the accounts of Anything Internet Corporation, formerly known as Anything, Inc. and its wholly owned subsidiaries, Inform Worldwide, Inc., AnythingPC Internet Corporation and Anything Coffee Corporation (collectively, the "Company"). All significant intercompany transactions and accounts were eliminated in the consolidated financial statements.

Use  of  estimates
----------------

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

Income  tax
----------

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

Cash  and  cash  equivalents
-------------------------

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Net  income  (loss)  per  share
---------------------------

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon conversion of the Company's preferred stock are not included in the computation if the effect of such inclusion would be anti-dilutive and would increase the earnings or decrease loss per share. If included, the diluted weighted average outstanding shares would have been 2,918,842 and 2,458,533 for 2000 and 1999.

Inventory
---------
Inventory consists of consigned finished goods. Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

Property  and  equipment
----------------------
Property and equipment are recorded at cost and depreciated under accelerated methods over an estimated life of five to seven years. The Company's cost basis of property and equipment, consisting of furniture, equipment and leasehold improvements was $406,152 and $63,162 at the end of June 30, 2000 and 1999 respectively, with corresponding accumulated depreciation of $266,602 and $14,959. Depreciation expense for the years ended June 30, 2000 and 1999 was $19,759 and $14,959.

Other  Assets
------------
Intangible assets, consisting primarily of software, are recorded at cost and amortized on the straight line method over three to five years. The Company's cost basis of intangible assets was $9,255,179 and $57,689 as of June 30, 2000 and 1999 respectively, with corresponding accumulated amortization of $78,871 and $18,089. Amortization expense for the years ended June 30, 2000 and 1999 was $22,324 and $11,009.

Accounts  receivable
-------------------
The Company reviews accounts receivable periodically for collectibility and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

Products  and  services,  geographic  areas  and  major  customers
-----------------------------------------------------------
Company sales were derived from marketing and distributing computers and related products over the Internet, were to external customers, and were domestic. The Company had no one major customer accounting for over 10% of its sales. The Company's long-term assets are all held domestically.

Revenue  Recognition
-------------------
The Company recognizes revenue when a product is shipped to customers either from the Company's inventory or when shipped from distributors' warehouses directly to the customer. The Company assumes title to the product when it is shipped either to the Company or directly to the Company's customer.

NOTE  2.  ACQUISITION

On June 30, 2000, the Company acquired Inform Worldwide, Inc. in a stock-for-stock transaction, in which the former shareholders of Inform Worldwide Inc. received a total of 3 million shares of Anything Internet in exchange for all outstanding common shares of Inform Worldwide, Inc. The merger is being accounted for as a purchase. Inform Worldwide, Inc. became a wholly owned subsidiary of Anything Internet as of the merger date. The purchase is valued at $9,126,949 for the acquisition of licensing rights from Inform Worldwide, Inc.

Licensing  Rights
-----------------

Inform Worldwide, Inc. is a geographical information system (GIS) related training, consulting and software development company based in Colorado. Inform Worldwide, Inc. has developed proprietary geographic/location related software and contractual relationships. The licensing rights acquired from Inform Worldwide Inc. provide the Company the ability to transact business in the name of Inform Worldwide Inc. and all other rights to sell and promote Inform Worldwide Inc.'s proprietary technology.

Pro  Forma
---------------

The following table reflects condensed audited pro forma combined balanced sheet and results of the operations of the Company and Inform Worldwide, Inc. on the basis that the acquisition had taken place at the beginning of the fiscal year for all periods presented:

                          ANYTHING INTERNET CORPORATION
                      PRO FORMA CONSOLIDATED BALANCE SHEET

                                         June 30,
                                     2000           1999
                               --------------  --------------
ASSETS
  Current assets:              $      487,234  $     406,644
  Equipment & Software:               139,551        178,179
  Other assets:                     9,193,192         74,451
                               --------------  --------------
                               $    9,819,977  $     659,274
                               ==============  ==============
LIABILITIES AND STOCKHOLDERS'
DEFICIT

  Current liabilities:         $      485,309  $     903,473
  Long-term liabilities                     0         30,168
  Stockholders' equity:             9,334,668       (274,367)
                               --------------  --------------
                               $    9,819,977  $     659,274
                               ==============  ==============



                           ANYTHING INTERNET CORPORATION
                  PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

                                - Fiscal Years Ending -


                                               June 30, 2000  June 30, 1999
                                               -------------  -------------
Sales                                          $  1,527,325   $  5,306,764
Cost of sales                                       884,402      3,894,293
Selling, general and administrative expenses
                                                  2,123,796      2,226,428
Stock Based Compensation                            755,234        113,200
Other expenses                                       11,481          3,831
Provision for income tax                                  -              -
                                               -------------  -------------
Net income (loss)                               ($2,247,587)     ($930,988)
                                               =============  =============


Basic & Diluted Net loss per share                   ($0.77)        ($0.24)
                                               =============  =============
Basic & Diluted weighted average number
of common shares outstanding                      2,918,842      2,458,533

In management's opinion, the pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal years 1999 or 2000 or of future operations of the combined entities under the ownership and operation of the Company. In addition, the pro forma financial results contain estimates since Inform Worldwide Inc. did not maintain information on a period comparable with the Company's fiscal year end.

NOTE  3.  RELATED  PARTY  TRANSACTIONS

On December 31, 1998 the Company loaned an officer $18,023 at a rate of 3% per annum. The note was paid in full as of June 30, 2000.

On June 16, 1999, the Company borrowed a 15-day loan of $75,000 at 12% per annum from a related corporation with an ownership interest in Anything Internet Corporation. The note carried a penalty of $50/per day late fee. The note was paid in full by June 30, 2000.

NOTE  4.  LEASE  COMMITMENT

Effective June 3, 1999, the Company extended its lease agreement for office space in Colorado Springs, Colorado, and effective March 1999, entered into a lease agreement for office space in Tampa, Florida. Both leases are for a period of twelve-months and can be renewed at terms and conditions to be established at expiration date. Lease expense incurred for the year ended June 30, 2000 and 1999 was approximately $19,000 each year. The remaining minimum future rental payments, all in 2000 and 1999, are $26,569.

Inform Worldwide, Inc. has leased office space, equipment, and a vehicle under various lease agreements through May 2003. Lease expense incurred for the years ended June 30, 2000 and 1999 was $214,224 and $214,224 respectively. The remaining minimum future lease payments through 2003 are approximately $624,820.


NOTE  5.  NOTES  PAYABLE  &  LINES  OF  CREDIT

The Company has also established a $50,000 line of credit with US Bank of Colorado Springs, Colorado. Payments are due on the 15th of each month and interest accrues at the rate of 10.45% per annum. At June 30, 2000 and 1999 the Company's outstanding balance on this credit line was $46,828 and $27,762.

Inform Worldwide Inc. has established a line of credit with a bank providing for borrowing to $100,000 as of June 30, 2000. This line of credit expired on July 10, 2000. At June 30, 2000 the Company's outstanding balance on this credit line was $ 81,599.

At June 30, 2000 and 1999, the Company had the following notes payable outstanding:

                               June  30,  2000          June  30,  1999
Notes  Payable                 $        60,168          $        75,000
Line  of  Credit                       128,427                   29,054
                               ---------------          ---------------
        Total  (Current)               188,595                  104,054
                               ===============          ===============

NOTE  6.  INCOME  TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At June 30, 2000 and 1999 the Company had approximately $2,482,000 and $615,000 of unused federal net operating loss carryforwards, which begin to expire in year 2000 through 2019. A deferred tax asset has been offset by 100% valuation allowance. The Company accounts for income taxes pursuant to SFAS 109. The components of the Company's assets and liabilities are as follows:


                                                     June 30,2000  June 30, 1999
                                                     ------------  -------------
Deferred tax liability                                $        -   $          -
Deferred tax asset arising from:
   Net operating loss carryforwards                      893,895        240,417
                                                     ------------  -------------
                                                         893,895        240,417
Valuation allowance                                     (893,895)      (240,417)
                                                     ------------  -------------
             Net Deferred Taxes                      $         -   $          -


The income tax (benefit) consists of the following:

Current:
    Federal                                          $         -   $          -
    State                                                      -              -
                                                     ------------  -------------
Deferred:
    Federal                                             (782,205)      (209,595)
    State                                               (111,690)       (30,822)
                                                     ------------  -------------
                                                       ($893,895)     ($240,417)
                                                     ============  =============

No difference exists between these amounts and amounts computed at federal and state statutory rates. The net change in 2000 and1999 in the total valuation allowance was $653,478 and $233,096.

Inform Worldwide, Inc. has been organized as an S-Corporation and paid no income tax at the corporate level. Inform was reorganized as a C-Corporation as of June 30, 2000.

NOTE  7.  STOCKHOLDERS'  EQUITY

The Company is authorized by its Articles of Incorporation, as amended, to issue an aggregate of 50,000,000 shares of class 'A' common stock, no par value, ("common stock"); 25,000,000 shares of class 'B' common stock, no par value ("class B common stock"); 10,000,000 shares of class 'A' preferred stock, no par value, $15 stated value ("class A preferred stock"); and 10,000,000 shares of class 'B' preferred stock, no par value ("class B preferred stock"). No class B common or preferred stock is currently issued or outstanding.

Class  A  Preferred  Stock
----------------------

During  the  period  from  November  to  December  1999,  the  Company converted
1,769,832 shares of class A common stock into 905,654 shares of class A preferred stock. The Company issued an additional 200,500 preferred shares for $185,000 and $114,000 worth of services performed.

Class A preferred stock has a stated value of $15 per share and bears a 12% annual coupon rate. Each share of class A preferred carries two votes in any voting matter. Class A preferred shares are convertible to three registered common shares after one year holding period at the choice of the shareholders. The Company may also call for the conversion of the preferred stock at any time with a maximum of 60 days notice. Accrued interest is payable in common or preferred stock.

Class  A  Common  Stock
-------------------

The Company has 5,823,802 and 3,040,400 shares of class A common stock issued and outstanding on June 30, 2000 and 1999 respectively.

A.  Debt  Retirement

In August 1998, the Company exchanged 1,950 shares of common stock for debt cancellation by an officer in the amount of $10,500.

B.  Reissuance

In August 1998, the Company retired all 7,750 then outstanding shares, in addition to 4,200 retired earlier in the year, in exchange for 500,000 shares of new Class A common stock.

Also in August 1998, the Company purchased 200,000 Class A common shares of Banyan Corporation valued at $40,000 in exchange for 1,000,000 Class A common shares of the Company. The 200,000 Banyan shares were distributed among the Company's founders. No additional paid in capital was recorded.

C.  Stock  Based  Compensation

The Company periodically issues stock to various service providers as a form of compensation. The services are valued at the fair market value of the service performed.

             Common Shares Issued  Preferred Shares Issued   Value of Services Received
1998 fiscal             1,340,400                            $                113,200
1999 fiscal               614,234                    55,000  $                755,234
             --------------------                            ------------------------
Total :                 1,954,634                            $                868,434


D.  Private  Placement

In December 1998 and January 1999, the Company sold 200,000 shares of Class A common stock for $200,000 in a private placement.

E.  Warrants

The Company issued 200,000 Class A Common Stock Purchase Warrants (the "Warrants") in conjunction with a private placement completed in January 1999. Each Warrant entitles the holder to purchase one share of the Company's Class A common stock at an exercise price of $3.00 per share through January 15, 2000, at which time the Warrants expire. The Company may redeem the Warrants at a price of $0.01 per Warrant, at any time through January 15, 2000 upon not less than 30 days, nor more than 60 days, prior written notice, provided that the closing bid quotation for the common stock as reported by any quotation service on which the common stock is quoted is at least $4.00 for ten consecutive trading sessions ending on the two days prior to the day on which notice is given.

As of June 30, 2000, 200,000 warrants have been exercised. Due to warrant exercise, 200,000 shares of class A common stock were issued for $600,000. Additional 89,500 warrants were issued in conjunction with the warrant exercise and carry the same rights as previous 200,000 warrants.

F.  Stock  options

In order to retain highly skilled employees, officers and directors, outsider service providers and obtain general funding, the Company's Board of Directors granted unqualified stock options periodically to various individuals. Among all 2,919,333 shares of outstanding options, 2,909,333 shares are non-qualified stock options granted to officers, directors, employees and consultants to the Company. They are generally granted at equal or above market price and have a life of two to three years and vested immediately.

Employee  Stock  Benefit  Plan

The Company established a employee stock benefit plan on January 10, 1999. 200,000 common shares were reserved under the plan at $1 exercise price and the plan expires in June 2007. The options granted under this plan vest over a period of five years and expire in eight years. On June 4th, 1999, 10,000 options were granted and 7,500 options are outstanding under this plan at an exercise price of $3 per share.

G.  Rights  Plan

On September 20, 1999, the Board of Directors approved a rights dividend plan to be issued to shareholders of record as of September 29, 1999, payable on November 15, 1999. For every thirty shares held, one right will be issued and entitle the holder to purchase one right unit at $7.50. Each right unit will consist of one share of ANYI class A common stock, one share of Anything Coffee Corporation (anyCoffee.com) that will have a transfer clause, and three warrants to purchase one share of ANYI common stock at the respective price levels of $15, $22.50 and $30. Shareholders will have 60 days from the effective registration date to exercise their rights. The warrants are effective for 2 years from the date of issue. Currently, no rights have been exercised.

Summary

A summary of the status of the Company's stock options as of June 30, 2000 and 1999, and changes during the years ending on these dates are presented below:


         Options                         Weighted
         -------                           Avg.      Excerci-   Weighted
                                         Exercise     sable      Avg.
                               Shares      Price     Options   Fair value
                              ---------  ---------  ---------  ----------
Outstanding at July 1, 1998           -  $       -
Granted                         620,000  $   11.19
Exercised                             -          -
Forfeited/Cancelled                   -          -
                              ---------  ---------
Outstanding at June 30, 1999    620,000  $   11.19    603,333  $      1.48

Granted                       3,597,500  $    1.98
Exercised                       500,000  $    1.00
Forfeited/Cancelled             544,167  $    1.17
                              ---------  ---------
Outstanding at June 30, 2000  3,173,333  $    4.08  3,117,333  $      0.39
                              =========  =========

The following table summarizes information about stock options outstanding at June 30, 2000.

                              Options Outstanding                   Options Exercisable
                              -------------------                   -------------------


                    Number      Weighted Avg.      Weighted        Number        Weighted Avg.
Range of         Outstanding      Remaining     Avg. Exercise  Exercisable at   Exercise Price
Exercise Prices  at 6/30/00   Contractual Life      Price         6/30/00
---------------  -----------  ----------------  -------------  --------------  ------------------
1.00-$3.50       3,073,000          37 months   $        2.13       3,017,333  $            2.15
40.00-$100.00      100,000          21 months   $       63.75         100,000  $           63.75

The Company applies APB Opinion 25 and related Interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for its stock option award to directors and its employee stock option plan, nor was any compensation cost charged against income under the award or plan in 1999. Had compensation cost for the Company's stock option award and employee stock option plan been determined based on the fair value at the grant dates for awards under the stock option award and employee stock option plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                         June 30,

                                                     2000         1999
                                                 -----------   -----------
Net income (loss)                  As reported   ($1,884,016)    ($591,688)
                                   Pro forma     ($3,073,870)  ($1,497,389)

Basic/diluted earnings per share   As reported        ($0.65)       ($0.24)
                                   Pro form           ($1.05)       ($0.61)

The fair value of each stock option granted in 1999 and 2000 under Anything Internet Corporation stock award and option plans was estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used to value grants issued for each year:

             Weighted       Average
           Average Risk     Expected                   Dividend
            Free Rate         Life      Volatility      Yield
           ------------   -----------   ----------    ---------

2000          5.710%      3-5  Years      12.92%         0.00%

1999          5.00%         3  Years       N/A           0.00%

It should be noted that the option-pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years. However, management believes that the assumptions used and the model applied to value the awards yields a reasonable estimate of the fair value of the grants made under the circumstances.

NOTE  8.  SUBSEQUENT  EVENT

On July 1st, 2000, the Company signed a letter of intent to acquire Mapas Y Datos and Mapas Latinos of Bogota, Colombia. The company intends to acquire both Mapas Y Datos and Mapas Latinos in a stock-for-stock transaction.

Mapas Y Datos and Mapas Latinos are Latin American geo-technology companies based in Bogot , Colombia. They focus their businesses in the areas of Internet-based mapping, Java programming, geospatial data processing, GPS, wireless communications and the Wireless Application Protocol (WAP). They own proprietary geo-web related software packages and web enabled mapping services for Latin America.