Form 10QSB
period 2000-09-30
ANYTHING INTERNET CORP
filed 2000-11-20
CIK 1076038

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

     [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended September 30, 2000.
     [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

                             Commission file number

                          Anything Internet Corporation
              ------------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

           Colorado                                            84-1425882
-----------------------------                        ---------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 Incorporation or organization)                           Identification No.)

 10333 E. Dry Creek Road, Suite 270                       Englewood, CO 80112
---------------------------------------                  ----------------------
(Address of principal executive offices)                       (Zip Code)

                   Company's telephone Number:  (303) 662-0900
                                  -------------
                                      NONE
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Check whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the
past  90  days.  YES X    NO
                    ---      ---
     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding at October 31, 2000
---------------------------------              ---------------------------------
Class A Common stock, no par value                     6,108,802 Shares

                          Anything Internet Corporation
                                      Index

PART  I.  FINANCIAL  INFORMATION
ITEM  1.  Financial  Statements
              Consolidated  Balance Sheets-------------------------------------2
              Consolidated  Statements  of Operations--------------------------3
              Consolidated  Statements  of  Stockholder's Equity---------------4
              Consolidated Statements of Cash Flows-------------------------5 Notes to Consolidated Financial Statements--------------------6
ITEM  2.  Management's  Discussion  and  Analysis  of
         Financial Condition and Results of Operations-------------------------9

PART II.  OTHER  INFORMATION
ITEM  6.  Exhibits  and  Reports  on  Form 8-K--------------------------------12
Signatures -------------------------------------------------------------------12
Exhibits ---------------------------------------------------------------------14

                                 ANYTHING  INTERNET  CORPORATION
                                  CONSOLIDATED  BALANCE  SHEETS
                                         (unaudited)

                                            ASSETS

                                                           September 30,      June 30th,
                                                              2000               2000
                                                         ---------------  ---------------
Current assets:
  Cash                                                   $       105,903  $       199,755
  Accounts Receivable                                             61,133           78,717
  Notes Receivable-Related Party                                       0          208,762
                                                         ---------------  ---------------
  Total current assets                                           167,036          487,234
                                                         ---------------  ---------------

Furniture and Equipment, less accumulated                        127,962          139,551
  depreciation of  $285,791 and $266,602.

Software development costs, less                                  52,663           49,359
   accumulated amortization of $83,332 and $78,871.

Licensing Rights, less accumulated                             8,875,245        9,126,949
       amortization of $328,713 and $0
Deposits                                                          16,884           16,884
                                                         ---------------  ---------------
                                                               9,072,754        9,332,743
                                                         ---------------  ---------------
                                                         $     9,239,790  $     9,819,977
                                                         ===============  ===============

                                   ANYTHING  INTERNET  CORPORATION
                                   CONSOLIDATED  BALANCE  SHEETS
                                           (Unaudited)

                              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              September 30,      June 30,
                                                                  2000             2000
                                                            ----------------  ----------------
Current liabilities:
  Accounts payable                                          $        177,088  $       234,098
  Accrued expenses                                                    38,978           62,616
  Accrued liability                                                   30,255                0
  Bank lines of credit                                                43,339          128,427
  Notes payable - current portion                                          0           60,168
  Notes payable - related party                                      360,000                0
                                                            ----------------  ----------------
                Total current liabilities                            649,660          485,309
                                                            ----------------  ----------------
           Total Liabilities                                         649,660          485,309

Stockholders' equity:
  Preferred stock, Class A, no par value
   10,000,000 shares authorized;
   1,106,154 and 1,106,154 shares issued and outstanding             629,418          629,418

  Common stock, Class A, no par value;
    25,000,000 shares authorized;
    6,108,802 and 5,823,802 issued and outstanding                11,695,344       11,205,716

  Accumulated deficit                                             (3,734,632)      (2,500,466)
                                                            ----------------  ----------------
                Total stockholders' equity                         8,590,130        9,334,668
                                                            ----------------  ----------------
  Total liabilities and stockholders' equity                $      9,239,790   $    9,819,977
                                                            ================  ================

                           ANYTHING  INTERNET  CORPORATION
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                     (unaudited)

                                                           - For The Quarter Ending -
                                                                  September 30,
                                                               2000           1999
                                                           -------------  -----------
Sales                                                      $     51,636   $  620,062

Cost of sales                                                       576      592,507
                                                           -------------  -----------
Gross profit                                                     51,060       27,555

Selling, general and administrative expenses                  1,265,748      234,763

Stock based compensation                                         15,000            0
                                                           -------------  -----------
(Loss) from operations                                       (1,229,688)    (207,208)
                                                           -------------  -----------
Other income (expense):
  Interest expense                                               (4,747)      (1,170)
  Interest income                                                   269            0
                                                           -------------  -----------
Income (loss) before provision for income taxes              (1,234,166)    (208,378)

Provision for income tax                                              -            -
                                                           -------------  -----------
Net income (loss)                                          $ (1,234,166)  $ (208,378)
                                                           =============  ===========
Basic/Diluted Net loss per share                                  (0.21)      ($0.07)
                                                           =============  ===========
Basic/Diluted weighted average number                         5,988,802    3,040,407
of common shares outstanding                               =============  ===========

                                               ANYTHING  INTERNET  CORPORATION
                                    CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY

                                           From July 1, 1999 to September 30, 2000 (unaudited)

                                                                                           Stock                     Stock-
                                        Preferred Stock            Common Stock           Subscrip.      Accum.     Holders'
                                      Shares       Amount       Shares        Amount     Receivable     Deficit      Equity
                                   -----------  ------------  -----------  ------------  ----------  ------------  -----------

Balances at June 30, 1999                   -   $         -    3,040,400   $   427,900    ($68,000)    ($616,450)   ($256,550)
                                   -----------  ------------  -----------  ------------  ----------  ------------  -----------
Subscription Received                                             34,000             -      68,000                     68,000
Compensatory stock issuance            55,000       141,000      614,234       614,234                                755,234
Shares Issued on Warrant exercise                                200,000       600,000                                600,000
Shares Issued on Option exercise                                 500,000       500,000                                500,000
Sales of Common & Preferred Stock     145,500       185,000      205,000       405,000                                590,000
Offering Expense                                                               (38,000)                               (38,000)
Common Stock Converted
    to Preferred Stock                905,654       303,418   (1,769,832)     (303,418)                                     -
Shares Issued in acquisition                                   3,000,000     9,000,000                              9,000,000
Net loss for the year
    ended June 30, 2000                                                                               (1,884,016)  (1,884,016)
                                   -----------  ------------  -----------  ------------  ----------  ------------  ----------
Balances at June 30, 2000           1,106,154   $   629,418    5,823,802   $11,205,716   $       -   ($2,500,466)  $9,334,668
                                   -----------  ------------  -----------  ------------  ----------  ------------  ----------
Sales of Common Stock                                            285,000       489,629                                489,628
Net loss for the quarter
    ended September 30, 2000                                                                          (1,234,166)  (1,234,166)
                                   -----------  ------------  -----------  ------------  ----------  ------------  ----------
Balances at September 30, 2000      1,106,154   $   629,418    6,108,802   $11,695,344   $       -   ($3,734,632)  $8,590,130
                                   ===========  ============  ===========  ============  ==========  ============  ==========

                              ANYTHING INTERNET CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                           - For the Quarter Ended -
                                                                 September 30,
                                                              2000         1999
                                                          ------------  -------------
Cash flows from operating activities:
   Net (loss)                                             $(1,234,166)  $   (208,378)
   Adjustments to reconcile net (loss) to net
   cash provided by (used for)operating activities:
      Depreciation and Amortization                           354,833          9,732
      Stock based compensation                                 15,000              0
      Debt retirement                                         (30,000)             0
       Accounts Receivable                                    226,348         82,644
       Changes in other current assets                              0            166
      Current liabilities                                     (50,394)       132,113
                                                          ------------  -------------
   Net cash used by (used for) operating activities          (718,379)        16,277

Cash flows from investing activities:
   Acquisition of office equipment                              (7601)        (7,868)
   Software development costs                                   (7765)        (7,300)
                                                          ------------  -------------
   Net cash used by (used for) investing activities           (15,366)       (15,168)
                                                          ------------  -------------
Cash flow from financing activities:
   Sale of common and preferred stock                         395,149         18,000
   Stock subscription                                               0          5,000
   Payments on Notes Payable                                  (30,168)             0
Payments on Line of Credit                                    (85,088)       (22,050)
Proceeds from Notes Payable-Related Party                     360,000              0
Proceeds from Line of Credit                                        0         30,340
                                                          ------------  -------------
   Net cash provided by  financing activities                 639,893         31,290
                                                          ------------  -------------
Net increase (decrease) in cash                               (93,852)        32,399

Cash at beginning of the period                               199,755          1,454
                                                          ------------  -------------
Cash at end of the period                                     105,903         33,853
                                                          ============  =============

Schedule of non-cash investing and financing activities:
   Issued additional 30,000 shares at $77,008 addition to settle Inform's liability to its officer. Additional
   Issuance increased valuation of licensing rights.

Supplemental Disclosure:
  Cash paid for interest during quarter ended September 30, 2000 and 1999: $2,062.47 and $0.

                          ANYTHING INTERNET CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.  ORGANIZATION,  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
POLICIES:

Basis  of  Presentation
-----------------------

The consolidated financial statements include the accounts of Anything Internet Corporation (formerly Anything Corporation) and its wholly owned subsidiaries, Inform Worldwide Inc., AnythingPC Internet Corporation and Anything Coffee Corporation.

Nature  of  Organization
------------------------

The Company, operating through its subsidiary Inform Worldwide, Inc., has changed its focus to become a location-based services provider throughout the Americas. The company currently supports two major product lines: an Internet mapping portal that focuses on Latin American & Spanish speaking market and location tracking of vehicles and valuable assets through Internet and wireless communication devices. The company is also developing additional location-based services to be delivered through Internet and wireless communication devices, and to provide remote monitoring capabilities.

Interim Unaudited Financial Statement
-------------------------------------

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the six months ended September 30, 2000 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended June 30, 2000.

IMPACT  OF  RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS
--------------------------------------------------------

     SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS N. 133 is effective for fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will have no material effect on its financial statements.

     In March 2000, the FASB issued FASB Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation (FIN 44), which was effective July 1, 2000, except that certain conclusions in this interpretation which cover specific events that occur after either December 15, 1998 or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. Eldorado believes its existing stock based compensation policies and procedures are in compliance with FIN 44 and therefore, the adoption of FIN 44 had no material impact on Eldorado's financial condition, results of operations or cash flows.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB)101 which provides guidance on applying generally accepted accounting principles to selected revenue recognition issues. Management believes that Eldorado's revenue recognition policies are in accordance with SAB 101.

Net  income  (loss)  per  share
-------------------------------

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon conversion of the Company's preferred stock are not included in the computation if the effect of such inclusion would be anti-dilutive and would increase the earnings or decrease loss per share. If included, the diluted weighted average outstanding shares would have been 8,082,962 and 6,978869 for quarter ended September 30th, 2000 and 1999.

NOTE  2:  INTANGIBLE  ASSETS

Licensing  Rights
-----------------

On June 30th, 2000, the Company completed its acquisition of Inform Worldwide, Inc. (Inform). Inform is a geographical information system (GIS) related training, consulting and software development company based in Colorado. Inform Worldwide, Inc. has developed proprietary geography/location related software and contractual relationships. The licensing rights acquired from Inform Worldwide Inc. provide the Company the ability to transact business in the name of Inform Worldwide Inc. and rights to sell and promote Inform Worldwide Inc.'s proprietary technology. The Licensing Rights is valued at $9,203,957 according to purchasing account method. A total of 3,030,000 shares of Class A common stock, valued at $3 per share were issued to Inform Worldwide Inc. in the acquisition. The Company also acquired Inform's approximately $126,000 liability in the purchase. The purchased licensing rights give the Company access to an estimated twelve GIS software applications developed by Inform Worldwide Inc. and Mapas y Datos of Bogota, Colombia. The Licensing Rights was assigned a useful life of seven years. Amortization expense for the quarter ended September 30th, 2000 is $335,644.

NOTE  3.  RELATED  PARTY  TRANSACTIONS

During the Quarter ended September 30th, 2000 the Company borrowed $250,000 and $110,000 from an officer and the officer's spouse. The $110,000 notes payable carries 11% interest per annum and is due within 90 days. Additionally, the Company will issue 100,000 options at $3 per share at the time this note matures. The $250,000 notes payable to the officer carries a 11% per annum interest rate and is due on demand. The company guarantees these notes payable with substantially all of its tangible and intangible assets.

NOTE  4.  LEASE  COMMITMENT

The Company signed lease agreements for its office in two locations. One lease expires end of May 2000 and the other lease expires May 2003. The Company has also signed several equipment leases that expire in 2001 and 2003. Lease expense for both property and equipment incurred for the quarter ended September 30th, 2000 and 1999 was approximately $56,430 and $6,000. The total remaining minimum future rental payments is $571,478 of which $219,278 is current.

NOTE  5.  NOTES  PAYABLE  &  LINES  OF  CREDIT

The Company has also established a $50,000 line of credit with US Bank of Colorado Springs, Colorado. Payments are due on the 15th of each month and interest accrues at the rate of 10.45% per annum. At September 30th, 2000 and June 30th, 2000 the Company's outstanding balance on this credit line was $43,339 and $46,828. This Line Of Credit is personally guaranteed by a prior officer.

Inform Worldwide Inc. has established a line of credit with a bank providing for borrowing to $100,000 as of June 30, 2000. This line of credit expired on July 10, 2000. At June 30, 2000 the Company's outstanding balance on this credit line was $ 81,599. Inform Worldwide, Inc. also had an equipment loan with a bank with a balance of $30,168 as of June 30th, 2000. The Line of Credit and Note Payable were personally guaranteed by an Inform's officer. As a condition of the merger agreement, these outstanding liabilities were paid off completely in July 2000.

NOTE  6.  INCOME  TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At September 30th, 2000 and June 30th, 2000, the Company had approximately $3,734,632 and $2,482,000 of unused federal net operating loss carryforwards. A deferred tax asset has been offset by 100% valuation allowance. The Company accounts for income taxes pursuant to SFAS 109. The components of the Company's assets and liabilities are as follows:

                                                       September 30, 2000    June 30, 2000
                                                      --------------------  ---------------
Deferred tax asset arising from:
    Net operating loss carryforwards                  $         1,269,775   $      893,895
                                                      --------------------  ---------------
                                                                1,269,775          893,895
Valuation allowance                                            (1,269,775)        (893,895)
                                                      --------------------  ---------------
              Net Deferred Taxes                     $                   -   $           -

The income tax (benefit) consists of the following:

Deferred:                                                      (1,176,409)        (782,205)
    Federal                                                      (168,058)        (111,690)
    State                                             --------------------  ---------------
                                                              ($1,269,775)       ($893,895)
                                                      ====================  ===============

No difference exists between these amounts and amounts computed at federal and state statutory rates. The net change in during the quarter ended September 30th, 2000 is 375,880.

Inform Worldwide, Inc. has been organized as an S-Corporation and paid no income tax at the corporate level. Inform was reorganized as a C-Corporation as of June 30, 2000.

NOTE  7.  STOCKHOLDERS'  EQUITY

The Company is authorized by its Articles of Incorporation, as amended, to issue an aggregate of 25,000,000 shares of class 'A' common stock, no par value, ("common stock"); 25,000,000 shares of class 'B' common stock, no par value ("class B common stock"); 10,000,000 shares of class 'A' preferred stock, no par value, $15 stated value ("class A preferred stock"); and 10,000,000 shares of class 'B' preferred stock, no par value ("class B preferred stock"). No class B common or preferred stock is currently issued or outstanding.

Class  A  Preferred  Stock
--------------------------

Class A preferred stock has a stated value of $15 per share and bears a 12% annual coupon rate. Each share of class A preferred carries two votes in any voting matter. Class A preferred shares are convertible to three registered common shares beginning December 18th, 2000. The Company may also call for the conversion of the preferred stock at any time with a maximum of 60 days notice. Accrued interest is payable in common or preferred stock. There are 1,106,154 shares of Class A Preferred Stock issued and outstanding.

Class  A  Common  Stock
-----------------------

The Company has 6,108,082 and 5,823,802 shares of class A common stock issued and outstanding on September 30th and June 30, 2000 respectively.

Stock  Based  Compensation
--------------------------

The Company periodically issues stock to various service providers as a form of compensation. The services are valued at the fair market value of the service performed. Which approximates the fair market value of the stock.

                                   Common Shares  Preferred Shares   Value of Services
                                          Issued            Issued            Received
Fiscal year ended June 30th, 2000        614,234             55,000  $          755,234
Quarter ending  September 30th             5,000                     $           15,000

Stock  Options  Awards
----------------------

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

Summary
-------

A summary of the status of the Company's stock options as of June 30, 2000 and 1999, and changes during the years ending on these dates are presented below:

                                                  Weighted      Excerci-   Weighted
                                                    Avg.         sable       Avg.
        Options                    Shares      Exercise Price   Options   Fair value
        -------                 ------------  ---------------  ---------  -----------
Outstanding at June 30, 1999         620,000  $         11.19    603,333  $      1.48

Granted                            3,597,500  $          1.98
Exercised                            500,000  $          1.00
Forfeited/Cancelled                  544,167  $          1.17
                                ------------  ---------------
Outstanding at June 30, 2000       3,173,333  $          4.08  3,117,333  $      0.39

Granted                            2,420,000  $          2.95
Exercised                                  0                0
Forfeited/Cancelled                  500,000  $          2.97
                                ------------  ---------------
                                   5,093,333  $          3.65  3,367,333  $      0.44
                                ============  ===============

NOTE  8.  SUBSEQUENT  EVENT

On November 14, 2000, the Company signed a definitive agreement to acquire Mapas Y Datos of Bogota, Colombia. The company intends to acquire Mapas Y Datos in a stock and cash acquisition.

Mapas Y Datos is Latin American geo-technology companies based in Bogot , Colombia. Mapas Y Datos focuses its businesses in the areas of Internet-based mapping, Java programming, geospatial data processing, GPS, wireless communications and the Wireless Application Protocol (WAP). They own proprietary geo-web related software packages and web enabled mapping services for Latin America. Mapas Y Datos, through a partnership w/Inverlink, operates www.mapasoLatinos.com, a Latin American map portal.
---------------------

Item 2. Management's discussion and analysis of financial condition and results of operations

The following discussion should be read in conjunction with the reviewed quarterly financial statements filed with this report. Except for the historical information contained herein, this report may contain forward looking statements that involve risks and uncertainties, including uncertainty of market acceptance of the Company's products and services, and timing of market acceptance, as well as other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

PLAN  OF  OPERATIONS

We changed our business direction in early 2000 to focus on the emergent market for location-aware Internet and wireless applications - software that delivers location and geographic information for commercial use. These applications enable "location-based services", also known as "Location-Commerce"("L-Commerce), to deliver information to users based on the location of fixed and/or mobile assets through the Internet and/or wireless communication devices. The Company plans to be a leading provider of L-Commerce.

Through the acquisition in June 2000 of Inform Worldwide, Inc. ("Inform"), the Company achieved its first goal of obtaining an operating company to serve as the catalyst for advancing its plans to become a leader in the field of L-Commerce. The Company intends to use Inform's experience in geo information systems to capture entirely new opportunities created by the proliferation of location-based services. The cornerstone of the Company's strategy is an electronic hub (or E-hub) that integrates location technology in an application service provider (ASP) environment. The E-hub brings together a large number of technology suppliers and buyers under one virtual roof and gives the Company the ability to act as a syndicator that serves its customers by providing a convenient mechanism for integrating location technology into their software applications.

During the quarter ended on September 30th, 2000, the Company focused on building a business plan to become the leader in location based services, corporate restructuring and re-branding, deploying a version one E-hub supporting Internet-based mapping, remote asset location monitoring (e.g., vehicles and other valuable objects) for use in both business-to-consumer (B2C) and business-to-business (B2B) applications.

Recently, Inform Worldwide Holdings, Inc. signed a definitive agreement to acquire Mapas y Datos, SA of Bogota, Colombia. Mapas y Datos is one of the leading Latin American providers of location-based services based in Colombia. The proposed transaction complements the Company's strategy of becoming the leading L-Commerce provider in the Americas by extending its services into Latin America and adding experienced software development capacity.

The objective for the fourth quarter of 2000 is to raise sufficient investment into the Company to support its expansion plan, complete the acquisition of Mapas y Datos, ramp up development and operations, deliver a fully functional E-hub platform with Internet mapping and asset tracking applications, start a marketing campaign both in North and South America on our location based services, and development of telematics applications (remote device monitoring and control).

We cannot predict when revenues will be sufficient to produce a positive cash flow or result in net profits. You should carefully consider the following discussions of our liquidity and capital resources in relationship to our cost of operations on a go forward basis.

RESULTS OF OPERATIONS - PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO PERIOD ENDED SEPTEMBER 30, 1999

Revenue

Net sales for the quarter ending September 30, 2000 were $51,060, a decrease of 92% over $620,062 for the same period a year ago. Sales from quarter ended September 30th, 1999 were a result of the Company's Internet storefronts AnythingPC.com, AnythingMAC.com and AnythingUNIX.com. while the Company is now Focusing on its new direction and plan. Sales generated during the third quarter mostly stem from consulting income. The drop in the Company's revenue stream is a reflection of the change of direction and our focus to complete the new product line of location based services and to get ready for product launching during the upcoming six months.

Gross  Profit

Gross profits for the fiscal year ending September 30th, 2000 were $51,060, a increase of 85% compared to $27,555 same period last year. This represent a change of product line from product sales to a service oriented Company. The personal computer product line that we carried last year generated low margin. Gross profit margins increased from 2.4% of sales to 99% of sales as a result of difference in recording in sales of products and sales of services. The Company decided to forego selling to match competition and changed its focus to becoming a location service syndicator. This decision resulted in a large drop in sales and the closure of the storefronts.

Selling,  General  &  Administrative  Expenses

Selling, general and administrative (SG&A) expenses for the quarter ending September 30, 2000 were $1,280,748 which represents a 547% increase from $234,763 for the same period a year ago. The increase in expenses is due to the Company's rapid growth during the past twelve months. The Company grew from five employees a year ago to fifteen employees as of September 30th, 2000. The major components of these expenses for the fiscal year were the hiring of additional staff, development of the new management team and business plan, acquisition of Inform Worldwide, Inc., acquisition costs of office and computer equipment and software development costs and amortization of acquired licensing rights.

The net loss for the quarter ending September 30th, 2000 amounted to ($1,234,166), or ($0.21) a share. This represents an increase of 492% compared to ($208,378), or ($0.08) a share, for the same period a year ago. The increase in net loss was the result of lower sales revenue and increased cost of operations from expansion activities. There were a total of 6,108,802 shares and 3,074,400 shares issued and outstanding as of September 30th, 2000 and 1999, respectively.

Liquidity  and  Capital  Resources

The Company's operations to date have concentrated on developing its Internet storefronts, building brand recognition and a loyal customer following. Recently, the Company changed its direction to focus in location based services. The Company has been securing the financing necessary to fund the development, operations and expansion of its business. The Company now is developing its new business plan described earlier and is continuing to raise money to fund this development.

As of September 30th, 2000, the Company had cash on hand of $105,903, accounts receivable of $61,132. The Company also had bank credit lines totaling $50,000.

Net cash used by operating activities for the quarter ending September 30, 2000 totaled ($718,379) compared to $16,277 generated from operating activities for the same period a year ago. The majority of the increase in cash flow used in these operating activities was the result of higher SG&A expenses, as described above.

Net cash used by investing activities totaled ($15,366) for the quarter ending September 30th, 2000 compared to ($15,168 ) for the same period a year ago. We issued 3,030,000 common shares to purchase Inform Worldwide, Inc. in a stock for stock transaction. The decrease in investing activities was the result of changes in operational direction.

Net cash provided by financing activities totaled $849,000 for the quarter ending September 30th, 2000 compared to $31,289 for 1999. The increase in cash provided for by financing activities was the result of sale of common and preferred stock, and loans from company's officers. Other financing came from borrowing activities and utilizing existing credit facilities. The Company expects to continue making significant investments in the future to support its overall growth. The Board of Directors has approved 2,000,000 additional common shares to be issued in a private placement. The private placement is expected to bring in $3,000,000 in funding to help the Company facilitate its growth plan within the next twelve months.

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

PART  II.  OTHER  INFORMATION

ITEM  6.  Exhibits  and  Reports  on  Form  8-K

     (A)  Exhibits
          27.1  Financial  Data  Schedule

(B)  Reports  on  Form  8-K

The Company filed current reports on Form 8-K on July 17th, 2000 and October 26th, 2000.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado on this 20th day of November, 2000.

                              Anything  Internet  Corporation

                              /s/  Larry  G.  Arnold
                              ----------------------
                              Larry  G  Arnold
                              Chief  Executive  Officer  and
                              Chairman  of  the  Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title                                 Date
/s/ Larry G. Arnold          Chief Executive Officer and Chairman  November 20,2000
---------------------------  of the Board
Larry G. Arnold

/s/ Edgar P. Odenwalder III  President and Director                November 20,2000
---------------------------
Edgar P. Odenwalder III

/s/ Mitzi Qin Mitchell       Assistant Secretary, Treasurer and    November 20,2000
---------------------------  Controller
Mitzi Qin Mitchell


/s/ John Herbers             Director                              November 20,2000
---------------------------
John Herbers


/s/ J. D. Kish               Director                              November 20,2000
---------------------------
J. D. Kish