Form 10QSB
period 2000-12-31
INFORM WORLDWIDE HOLDINGS INC
filed 2001-02-20
CIK 1076038

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended December 31, 2000.
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For  the  transition  period  from  _____  to  _____

                             Commission file number

                         Inform Worldwide Holdings, Inc.
--------------------------------------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

                 Colorado                                  84-1425882
      -------------------------------              --------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       Incorporation or organization)                 Identification No.)

         10333 E. Dry Creek Road, Suite 270            Englewood, CO 80112
      ---------------------------------------          -------------------
      (Address of principal executive offices)             (Zip Code)

                   Company's telephone Number:  (303) 662-0900
                                  -------------
                          Anything Internet Corporation
--------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Check  whether  the  Company:  (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the
past  90  days.  YES  X   NO  ____

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                        Outstanding at December 31, 2000
    ----------------------------------       --------------------------------
    Class A Common Stock, No Par Value               8,248,917 Shares

                         Inform Worldwide Holdings, Inc.
                                      Index

PART  I.  FINANCIAL  INFORMATION
ITEM  1.  Financial  Statements
               Consolidated Balance Sheets-------------------------------------2
               Consolidated Statements of Operations--------------------------4 Consolidated Statements of Stockholders Equity------------------5 Consolidated Statements of Cash Flows---------------------------6 Notes to Consolidated Financial Statements----------------------7
ITEM  2.  Management's  Discussion  and  Analysis  of
        Financial Condition and Results of Operations-------------------------11
PART  II.  OTHER  INFORMATION
ITEM  6.  Exhibits and Reports on Form 8-K------------------------------------13
Signatures--------------------------------------------------------------------13
Exhibits----------------------------------------------------------------------14

                         INFORM WORLDWIDE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                     ASSETS


                                              December 31,   June 30,
                                                 2000          2000
                                              ------------  ----------
Current assets:
  Cash                                        $      2,206  $  199,755
  Accounts receivable                                    0      78,717
  Notes receivable-related party                         0     208,762
                                              ------------  ----------
      Total current assets                           2,206     487,234
                                              ------------  ----------

Furniture and equipment, less accumulated          110,881     139,551
  depreciation of $302,020 and $266,602.
Software development costs, less accumulated       169,855      49,359
   amortization of $90,263, and $78,871.

Investment in Mapas y Datos                        100,000           0
Licensing rights, less accumulated               2,226,732   9,126,949
   amortization of $657,425 and $0
Deposits                                            16,884      16,884
                                              ------------  ----------
                                                 2,624,352   9,332,743
                                              ------------  ----------
                                              $  2,626,558  $9,819,977
                                              ============  ==========

                           INFORM WORLDWIDE HOLDINGS, INC.
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     December 31,    June 30,
                                                         2000          2000
                                                    -------------  ------------
Current liabilities:
  Accounts payable                                  $    200,835   $   234,098
  Accrued expenses                                        47,673        62,616
  Accrued liability                                       30,255             0
  Interest payable                                        21,836             0
  Bank lines of credit                                    40,665       128,427
  Notes payable                                                0        60,168
  Notes payable - related party                        1,063,440             0
                                                    -------------  ------------
                     Total current liabilities         1,404,704       485,309
                                                    -------------  ------------
                 Total Liabilities                     1,404,704       485,309

Stockholders' equity:
  Preferred stock, class A, no par value
   10,000,000 shares authorized;
   0 and 1,106,154 shares issued and outstanding               0       629,418

  Common stock, class A, no par value;
    25,000,000 shares authorized;
    8,248,917 and 5,823,802 issued and outstanding     6,587,246    11,205,716

  Accumulated deficit                                 (5,365,392)   (2,500,466)
                                                    -------------  ------------
                 Total stockholders' equity            1,221,854     9,334,668
                                                    -------------  ------------
  Total liabilities and stockholders' equity        $  2,626,558   $ 9,819,977
                                                    =============  ============

                                              INFORM WORLDWIDE HOLDINGS, INC.
                                            CONSOLIDATED STATEMENT OF OPERATIONS
                                                        (unaudited)



                                          - For The Quarter Ending -         - For The Six Months Ending -
                                                 December 31,                        December 31,
                                           2000               1999              2000               1999
                                     ---------------    ---------------    ---------------    ---------------
Sales                                $            0     $       13,879     $       51,636     $      583,628

Cost of sales                                     0              5,484                576            593,022
                                     ---------------    ---------------    ---------------    ---------------
Gross profit                                      0              8,395             51,060             (9,394)

Selling, general and                      1,209,012            250,038          2,474,760            474,801
administrative expenses

Stock based compensation                    398,363            313,300            413,363            323,300
                                     ---------------    ---------------    ---------------    ---------------
(Loss) from operations                   (1,607,375)          (554,943)        (2,837,063)          (807,495)
                                     ---------------    ---------------    ---------------    ---------------
Other income (expense):
  Interest income                                 0                  0                269                  0
  Gain on sale of equipment                   1,220                  0              1,220                  0
  Interest expense                          (24,605)            (6,356)           (29,352)            (7,526)
                                     ---------------    ---------------    ---------------    ---------------
Income (loss) before provision for       (1,630,760)          (561,299)        (2,864,926)          (815,021)
income taxes

Provision for income taxes                        0                  0                  0                  0
                                     ---------------    ---------------    ---------------    ---------------
Net income (loss)                    $   (1,630,760)    $     (561,299)    $   (2,864,926)    $     (815,021)
                                     ===============    ===============    ===============    ===============
Basic/Diluted net loss per share             ($0.24)            ($0.21)            ($0.45)            ($0.29)
                                     ===============    ===============    ===============    ===============
Basic/Diluted weighted average            6,872,174          2,698,320          6,430,488          2,794,298
number of common shares              ===============    ===============    ===============    ===============
outstanding

                                        INFORM WORLDWIDE HOLDINGS, INC.
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    From July 1, 1999 to December 31, 2000
                                                  (unaudited)

                                                                                                             Stock
                                                           Preferred Stock           Common Stock           Subscrip.     Accum.
                                                         Shares      Amount       Shares        Amount     Receivable    Deficit
                                                     ------------  ----------  ------------  ------------  ----------  -----------
Balances at June 30, 1999                                      -   $       -     3,040,400   $   427,900    ($68,000)   ($616,450)
                                                     ------------  ----------  ------------  ------------  ----------  -----------
Subscription Received                                                               34,000                    68,000
Stock issued for goods and services                       55,000     141,000       614,234       614,234
Common stock issued on warrant exercise                                            200,000       600,000
Common stock issued on option exercise                                             500,000       500,000
Sales of Common & Preferred Stock                        145,500     185,000       205,000       405,000
Offering expense                                                                                 (38,000)
Conversion of common stock
  to preferred stock                                     905,654     303,418    (1,769,832)     (303,418)
Shares issued in acquisition                                                     3,000,000     9,000,000
Net loss for the year ended June 30, 2000                                                                              (1,884,016)
                                                     ------------  ----------  ------------  ------------  ----------  -----------
Balances at June 30, 2000                              1,106,154   $ 629,418     5,823,802   $11,205,716   $       -  ($2,500,466)
                                                     ------------  ----------  ------------  ------------  ----------  -----------
Sales of common stock                                                              285,000       489,629
Sales of common stock in private placement                                         380,000       190,000
Common stock issued for goods and services                                         150,000        75,000
Conversion of class A preferred stock to              (1,106,154)   (629,418)    3,318,462       629,418
  common stock
Common stock issued as payment for 12% interest                                    398,253       373,362
  on class A preferred stock
Offering expense                                                                                 (56,079)
Common stock rescinded from separation agreement                                (2,106,600)   (6,319,800)
Net loss for the six months ended December 31, 2000                                                                    (2,864,926)
                                                     ------------  ----------  ------------  ------------  ----------  -----------
Balances at December 31, 2000                                  -   $       -     8,248,917   $ 6,587,246   $       -  ($5,365,392)
                                                     ============  ==========  ============  ============  ==========  ===========

                                                         Stock-
                                                        Holders'
                                                         Equity
                                                     -------------
Balances at June 30, 1999                               ($256,550)
                                                     -------------
Subscription Received                                      68,000
Stock issued for goods and services                       755,234
Common stock issued on warrant exercise                   600,000
Common stock issued on option exercise                    500,000
Sales of Common & Preferred Stock                         590,000
Offering expense                                          (38,000)
Conversion of common stock
  to preferred stock                                            -
Shares issued in acquisition                            9,000,000
Net loss for the year ended June 30, 2000              (1,884,016)
                                                     -------------
Balances at June 30, 2000                            $  9,334,668
                                                     -------------
Sales of common stock                                     489,629
Sales of common stock in private placement                190,000
Common stock issued for goods and services                 75,000
Conversion of class A preferred stock to                        -
  common stock
Common stock issued as payment for 12% interest           373,362
  on class A preferred stock
Offering expense                                          (56,079)
Common stock rescinded from separation agreement       (6,319,800)
Net loss for the six months ended December 31, 2000    (2,864,926)
                                                     -------------
Balances at December 31, 2000                        $  1,221,854
                                                     =============

                                            INFORM WORLDWIDE HOLDINGS, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)

                                               - For the Three Months Ended -                  - For the Six Months Ended -
                                                          December 31,                                 December 31,
                                                 2000                   1999                   2000                   1999
                                         ---------------------  ---------------------  ---------------------  --------------------
Cash flows from operating activities:
   Net loss                              $         (1,630,760)  $           (561,299)  $         (2,864,926)  $          (815,021)
     Adjustments:
  Depreciation and amortization                       354,736                  8,945                709,569                 8,861
  Stock based compensation                            398,363                313,300                413,363               323,300
  Gains from sale of equipment                         (1,220)                     0                 (1,220)                    0
  Gains on debt retirement                                  0                (35,348)               (30,000)                    0
     Changes in:
  Accounts receivable & other current
  operating assets                                     61,133                 97,865                287,480               180,671
  Accounts payable and other operating
  Liabilities                                          54,279                 22,674                  3,886               156,953
                                         ---------------------  ---------------------  ---------------------  --------------------
   Net cash provided by (used for)
    Operating activities                             (763,469)              (153,863)            (1,481,848)             (145,236)

Cash flows from investing activities:
  Investment in Mapas y Datos                        (100,000)                     0               (100,000)                    0
  Investment in software development                  (74,123)               (10,101)               (81,888)               (7,584)
  Purchase of Furniture/Equipment                      (3,786)                     0                (11,387)               (4,399)
  Receipt of notes receivable                               0                 18,023                      0                18,023
  Sale of Equipment                                     3,000                  3,469                  3,000                     0
                                         ---------------------  ---------------------  ---------------------  --------------------
   Net cash provided by (used for)
    Investing activities                             (174,909)                11,391               (190,275)                6,040

Cash flows from financing activities:
  Proceeds from notes payable                         703,435                      0              1,063,435                23,942
  Proceeds from sale of stock                               0                178,000                395,149               201,000
  Proceeds from private placement                     190,000                      0                190,000                     0
  Offering Expense                                    (56,080)                     0                (56,080)                    0
  Payments of Notes Payable                                 0                      0                (30,168)                    0
  Payment of bank line of credit                       (2,674)                (4,232)               (87,762)              (22,051)
                                         ---------------------  ---------------------  ---------------------  --------------------
   Net cash provided by (used for)                    834,681                173,768              1,474,574               202,891
    financing activities
                                         ---------------------  ---------------------  ---------------------  --------------------
Net increase (decrease) in cash          $           (103,697)  $             31,296   $           (197,549)  $            63,695
Cash at beginning of the Period          $            105,903   $             33,853   $            199,755   $             1,454
                                         ---------------------  ---------------------  ---------------------  --------------------
Cash at end of the period                $              2,206   $             65,149   $              2,206   $            65,149
                                         =====================  =====================  =====================  ====================

Schedule  of  non-cash  investing  and  financing  activities:
   Issued additional 100,000 shares of class A Common Stock at $0.50 per share for maps required by  E-hub on November 20,
   2000.  Issuance increased valuation of software development by $50,000.  Issued another 50,000 shares of class A common stock at $.50 per share for directors' services valued at $25,000.

Supplemental  Disclosure
  Cash  paid  for  interest  during  quarter ended December 31, 2000 and 1999: $ 4043.48  and  $0.

                         INFORM WORLDWIDE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.  ORGANIZATION,  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
POLICIES:

Basis  of  Presentation
-----------------------
The consolidated financial statements include the accounts of Inform Worldwide Holdings, Inc. (formerly Anything Corporation & Anything Internet Corporation) and its wholly owned subsidiaries, Inform Worldwide Inc., AnythingPC Internet Corporation and Anything Coffee Corporation.

Nature  of  Organization
------------------------
The Company, operating through its subsidiary Inform Worldwide, Inc., has changed its focus to become a location-based services provider throughout the Americas beginning July 2000. The company currently supports two major product lines: an Internet mapping portal that focuses on Latin America & Spanish-speaking markets and location tracking of vehicles and valuable assets through wired and wireless Internet. The company is also developing additional Internet-based location-aware software solutions customized for individual clients.

Interim  Unaudited  Financial  Statement
----------------------------------------
The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the six months ended December 31, 2000 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended June 30, 2000.

Impact  Of  Recently  Issued  Accounting  Pronouncements
--------------------------------------------------------
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101 which provides guidance on applying generally accepted accounting principles to selected revenue recognition issues. Management believes that the Company's revenue recognition policies are in accordance with SAB 101.

Net  income  (loss)  per  share
-------------------------------
The  net  stock  income  (loss) per share is computed by dividing the net income
(loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon conversion of the Company's preferred stock are not included in the computation if the effect of such inclusion would be anti-dilutive and would increase the earnings or decrease loss per share. If included, the diluted weighted average outstanding shares would have been 14,185,648 and 5,301,991 for the three months ended
December  31,  2000  and  1999.

NOTE  2:  INTANGIBLE  ASSETS

Licensing  Rights
-----------------
On June 30, 2000, the Company completed its acquisition of Inform Worldwide, Inc. (Inform). Inform is a geographical information system (GIS) related training, consulting and software development company based in Colorado. Inform Worldwide, Inc. has developed proprietary geography/location related software and contractual relationships. The licensing rights acquired from Inform Worldwide Inc. provide the Company the ability to transact business in the name of Inform Worldwide Inc. and rights to sell and promote Inform Worldwide Inc.'s proprietary technology. A total of 3,030,000 shares of Class A common stock, valued at $3 per share were issued to Inform Worldwide Inc. in the acquisition. The Company also acquired Inform's liabilities of approximately $126,000. The Licensing Rights were valued at $9,203,957 according to purchase accounting method. The purchased licensing rights give the Company access to an estimated twelve GIS software applications developed by Inform Worldwide Inc. and Mapas y Datos of Bogota, Colombia. The Licensing Rights is assigned a useful life of seven years. Amortization expense for the quarter ended December 31, 2000 and 1999 is $335,644 and $0.

In January 2001, the Company entered into a separation agreement with its President, former owner of Inform Worldwide, Inc. According to the agreement, 2,106,600 shares of common stock owned by its President were surrendered to the Company. The Company retains its licensing rights of all software packages acquired during its acquisition of Inform Worldwide, Inc. The result of this transition has been adjusted retroactively to December 31, 2000. The valuation of the licensing rights decreased by $6,319,800 to $2,884,157 as a result of the separation agreement.

Software  Development  Costs
----------------------------
During the quarter ended December 31, 2000, the Company capitalized $124,000 of E-hub development expenditures. This development cost consists of $113,200 in map data acquisition and set-up fees of our hub at a third party hosting facility. The E-hub development cost is expected to have a life of five year. Amortization of these development costs will begin when we deliver products for commercial use. Revenue is expected to begin in upcoming fiscal quarter.

NOTE  3.  RELATED  PARTY  TRANSACTIONS

During the Quarter ended December 31, 2000 the Company borrowed an additional $ 700,456 from two officers. Several notes payables to one officer, totaling $650,456, are due on demand and carry 11% per annum interest. A $50,000 notes payable to the other officer carries a 12% per annum interest rate and is due on October 26, 2000. This note was personally guaranteed by the first officer. A note payable of $110,000 by an officer's spouse was renewed on Oct 26, 2000. The company guarantees all notes payable with substantially all of its tangible and intangible assets.

As of September 31, 2000, an officer advanced $33,398 from the Company. The officer resigned as an officer and director in September 2000. The Company agreed to reclassify $25,000 of the receivable as offering expense for funds raised and the remaining amount as expense reimbursement for maintaining a corporate office for six months.

In January 2001, the Company entered into a separation agreement with its President, former owner of Inform Worldwide, Inc. According to the agreement, the President surrendered 2,106,600 shares of common stock to the Company and resigned as an officer and director of the Company. These shares were cancelled in exchange for certain minor office equipment. The President also surrendered his employment agreement in exchange for the release of non-compete provisions of his employment agreement.

NOTE  4.  LEASE  AND  COMMITMENTS

The Company signed lease agreements for its office in two locations. One lease expires end of May 2000 and the other lease expires May 2003. The Company has also signed several equipment leases that expire in 2001 and 2003. Lease expense for both property and equipment incurred for the quarter ended December 31, 2000 and 1999 was approximately $54,930 and $4,152. The total remaining minimum future rental payments is $516,293 of which $216,850 is current.

In December 2000, the Company entered into an agreement with a third party hosting facility to develop its E-hub product offering. The agreement expires in twelve months. The minimum future payment remaining as of December 31, 2000 is approximately $185,000.

NOTE  5.  NOTES  PAYABLE  &  LINES  OF  CREDIT

The Company has also established a $50,000 line of credit with US Bank of Colorado Springs, Colorado. Payments are due on the 15th of each month and interest accrues at the rate of 10.45% per annum. At December 31, 2000 and June 30, 2000 the Company's outstanding balance on this credit line was $40,665 and $46,828. This Line-Of-Credit is personally guaranteed by a prior officer.

NOTE  6.  INCOME  TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2000 and June 30, 2000, the Company had approximately $5,367,392 and $2,482,000 of unused federal net operating loss carry-forward. A deferred tax asset has been offset by 100% valuation allowance. The Company accounts for income taxes pursuant to SFAS 109. The components of the Company's assets and liabilities are as follows:

                                                     December 31, 2000    June 30, 2000
                                                     -----------------  -----------------
Deferred tax asset arising from:
    Net operating loss carry-forwards                $      2,825,652   $        893,895

Valuation allowance                                        (2,825,652)          (893,895)
                                                     -----------------  -----------------
                Net Deferred Taxes                   $              -   $              -

The income tax (benefit) consists of the following:

Deferred:
    Federal                                                (1,690,728)          (782,205)
    State                                                    (241,533)          (111,690)
                                                     -----------------  -----------------
                                                          ($2,825,652)         ($893,895)
                                                     =================  =================

No difference exists between these amounts and amounts computed at federal and state statutory rates. The net change during the quarter ended December 31, 2000 is an increase of $ 1,555,877 in valuation allowance.

NOTE  7.  STOCKHOLDERS'  EQUITY

The Company is authorized by its Articles of Incorporation, as amended, to issue an aggregate of 25,000,000 shares of class 'A' common stock, no par value, ("common stock"); 25,000,000 shares of class 'B' common stock, no par value ("class B common stock"); 10,000,000 shares of class 'A' preferred stock, no par value, $15 stated value ("class A preferred stock"); and 10,000,000 shares of class 'B' preferred stock, no par value ("class B preferred stock"). No class B common or preferred stock is currently issued or outstanding on December 31, 2000.

Class  A  Preferred  Stock
--------------------------
The Company's class A preferred stock has a stated value of $15 per share and bears a 12% annual coupon rate. Each share of class A preferred carries two votes in any voting matter. Class A preferred shares are convertible to three registered common shares beginning December 18th, 2000. On December 18, 2000, the Company called the conversion of all 1,106,154 shares of outstanding class A preferred stock. The company issued 3,318,462 shares of restricted common stock as principal conversion. The Company is required to file a form SB-2 registration statement with respect to the restricted shares issued for the conversion. An additional 398,253 shares of restricted common stock was issued on December 18, 2000 as a one-year interest payment on the preferred stock. The common shares issued for interest are valued at $0.9375 per share, closing price on December 18, 2000. A stock-based interest payment of $373,362 was recorded as a result of the conversion.

Class  A  Common  Stock
-----------------------
The Company has 8,248,917 and 5,823,802 shares of class A common stock issued and outstanding on December 31 and June 30, 2000 respectively. The balance of common stock at the end of December 31, 2000 include the effect of preferred stock conversion and interest payment.

Private  Placement
------------------
On November 16,2000 the Company issued a private placement to sell 2,000,000 class A common shares at $1.50 to accredited investors. This offer expires February 15, 2000 with a possible extension of 90 days. As of December 2000, $190,000 was raised. On January 6, 2000, the company revised its offering price to $0.50 due to the deterioration in stock market prices. Shares outstanding were retroactively adjusted to reflect the change in offering prices. Proceeds from the private placement have been used to support working capital and the acquisition agreement of Mapas y Datos.

Stock  Based Compensation
-------------------------

The Company periodically issues stock to various service providers as a form of compensation. The services are valued at the fair market value of the service performed.

                                 Common Shares  Preferred Shares  Value of Services
                                        Issued            Issued           Received

Quarter ended December 31, 1999        291,300            55,000  $         313,300
Quarter ended December 31, 2000        448,253                    $         398,363

Among the 448,253 common shares issued, 50,000 shares of common stock were issued in payment of director's fee for year 2001. The remaining shares were issued as interest payment for preferred stock.

Stock  Options  Awards
----------------------
In order to retain highly skilled employees, officers and directors, outside service providers, and to obtain general funding, the Company's Board of Directors granted unqualified stock options periodically to various individuals. They are generally granted at equal or above market price and have a life of two to three years and vested immediately or after 18 months.

Summary
-------
A summary of the status of the Company's stock options as of December 31, 2000 and June 30, 2000, and changes during the quarters ended on December 31, 2000 and September 30, 2000 are presented below:

                                                                      Weighted       Excerci-     Weighted
                                                                         Avg.          Sable        Avg.
                     Options                          Shares        Exercise Price    Options    Fair value
                   ----------                    -----------------  ---------------  ----------  ------------
Outstanding at September 30, 2000                        5,093,333  $          3.65   3,367,333  $      0.44
                                                 -----------------  ---------------
Adjustments for Warrants issued in prior period             86,167  $          3.00
Granted                                                    240,000  $          1.89
Exercised                                                        0  $             0
Forfeited/Cancelled                                        275,000  $          3.00
                                                 -----------------  ---------------
                                                         5,144,500  $          3.59  $3,408,500  $      0.44
                                                 =================  ===============

NOTE  8.  CONTINGENCIES

The Company is involved in a legal action relating to the conversion of preferred stock. The Company does not believe it will have any financial impact, if any.

NOTE  9.  SUBSEQUENT  EVENT

On January 26, 2000, the Company entered into a separation agreement with its President, former owner of Inform Worldwide, Inc. The effect of this agreement has been retroactively reflected on its balance sheet. See Note 2, Licensing Rights.

The Company's existing acquisition agreement of Mapas y Datos expires on February 14, 2000. The company expects to replace the current agreement with a joint venture agreement with Mapas y Datos on a revenue/cost sharing basis. The original agreement will be extended until the new agreement goes into effect.

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

PLAN  OF  OPERATIONS

We changed our business direction in early 2000 to focus on the emerging market for location-aware Internet and wireless applications - software that delivers location and geographic information for commercial use. These applications enable "location-based services", also known as "Location-Commerce" ("L-Commerce"), to deliver information to users based on the location of fixed and/or mobile assets through the Internet and/or wireless communication devices. The Company plans to be a leading provider of L-Commerce.

Business

During the quarter ended December 31, 2000, we initiated our fundraising effort through a 506 private placement. The purpose of this placement was to raise sufficient investment into the Company to support its plan, complete the acquisition of Mapas y Datos, ramp up development and operations, deliver a fully functional E-hub platform with Internet mapping and asset tracking applications, start a marketing campaign both in North and South America on our location based services, and development of telematics applications (remote device monitoring and control).

Due to stock market deterioration, this private placement has not yet raised sufficient funds to carry out all of the Company's objectives. The Company has, however, prioritized its funds to support the acquisition agreement of Mapas y Datos by entering into contracts to purchase data for Latin American countries, including Colombia, Mexico and Venezuela; contracts to provide hosting through an application service provider and working capital for both Mapas y Datos and Inform Worldwide Holdings, Inc. Currently, we have a E-hub product completed with Internet mapping services. Our product offering is currently available in Spanish and covers the countries mentioned above. North America sales efforts started in this quarter as well. We have had prospective clients, however, no contract revenue was generated during the quarter ended December 31, 2000.

As an effort to reduce operating expenses to match funding availability, the Company went through a series of downsizing during January 2001. We have reduced our North American staff by eleven employees down to seven employees. Monthly payroll is reduced by approximately $80,000 per month. The reduction in payroll involves two sections of the company: North America Service Delivery and Product Development. Additionally, we closed our Colorado Springs office.

The Mapas y Datos acquisition agreement expires on February 14th, 2001 with an option to be extended for ninety days. The Company is expecting to enter into a joint venture agreement with Mapas y Datos to replace the existing acquisition agreement, yet to be negotiated. Under the joint venture agreement, Mapas y Datos will provide product development and service delivery for North America operations on a revenue/cost-sharing basis. The Company believes that a joint venture structure will be the most beneficial financial solution to the Company. The joint venture agreement will provide the Company access to lower software development costs and technical support to products developed by Mapas y Datos. The Company plans to focus its efforts to generate North America sales to reduce our monthly burn-rate during the third and fourth fiscal quarters.

RESULTS OF OPERATIONS - QUARTER ENDED DECEMBER 31, 2000 COMPARED TO QUARTER ENDED DECEMBER 31, 1999

Revenue

Net sales for the quarter ending December 31, 2000 were $0, a decrease of 100% from $13,879 for the same period a year ago. The drop in the Company's revenue stream is a reflection of the change of direction and our focus to complete the new product line of location-based services during the quarter ended December 31, 2000. The Company is getting ready for product launching during the upcoming third and forth fiscal quarters.

Gross  Profit

Gross profits for the quarter ended December 31, 2000 were $0, a decrease of 100% compared to $8,395 same period last year. There was no revenue generated during the quarter ended December 31, 2000 due to change of business direction.

Selling,  General  &  Administrative  Expenses

Selling, general and administrative (SG&A) expenses for the quarter ending December 31, 2000 were $1,209,012 which represent a 255% increase from $474,801 for the same period a year ago. The increase in expenses is due to the Company's rapid growth during the past twelve months. The Company grew from five employees a year ago to fifteen employees as of December 31, 2000. The major components of these expenses for the fiscal quarter were the hiring of additional staff, development of the new management team and business plan, acquisition of Mapas y Datos, costs of office lease, computer equipment and software development costs, and amortization of acquired licensing rights. Depreciation and amortization costs represents 29% of the overall SG&A costs.

The net operating loss for the quarter ended December 31, 2000 was ($1,630,760), or, ($0.24) a share. This represents an increase of 299% compared to ($561,299), or ($0.21) a share, for the same period a year ago. The increase in net loss was the result of changing business direction and increased operational costs. There were a total of 8,248,917 shares and 2,223,854 shares issued and outstanding as of December 31, 2000 and 1999, respectively.

Liquidity  and  Capital  Resources

The Company changed its direction to focus on location-based services beginning July 1, 2000. Its operations during the quarter ended December 31, 2000 have concentrated on developing its location technology E-hub. The Company has been securing the financing necessary to fund the development, operations and execution of its new business plan. The Company is continuing to raise money to fund this development.

As of December 31, 2000, the Company had cash on hand of $2,206, accounts receivable of $0. Revenue generated from its acquired licensing rights is expected towards the end of this fiscal year.

Net cash used for operating activities for the quarter ending December 31, 2000 totaled $763,469 compared to $153,863 used for operating activities for the same period a year ago. The increase in cash used for operating activities was the result of higher selling, general and administrative expenses.

Net cash used by investing activities totaled $174,909 for the quarter ending December 31, 2000 compared to $11,391 received by the Company for the same period a year ago. The increase in investing activities was the result of changes in operational direction and the Company's focus to build a product offering during the quarter ended December 31, 2000.

Net cash provided by financing activities totaled $834,681 for the quarter ending December 31, 2000 compared to $173,768 for 1999. The increase in cash provided by financing activities was the result of sales of common and preferred stock, and loans from the Company's officers. Other financing came from borrowing activities and utilizing existing credit facilities. The Company expects to continue making significant investments in the future to support its overall growth. The Board of Directors has approved a private placement during the quarter ended December 31, 2000. The private placement is expected to bring in $1,000,000 in funding to help the Company facilitate its growth plan within the next twelve months.

Currently, it is anticipated that ongoing operations will be financed from the net proceeds of private placement of the company's common stock, cash on hand, the various credit facilities available to the Company and from internally generated funds. However, as indicated in the Company's most recent financial statements available herein, operating activities provide no cash flow, the Company is relying on financing activities to fund its operations. There can be no assurances that the Company's ongoing operations will begin to generate a positive cash flow or that unforeseen events may not require more working capital than the Company currently has at its disposal.

PART  II.  OTHER  INFORMATION

ITEM  6.  Exhibits  and  Reports  on  Form  8-K

     (A)  Exhibits

(B)  Reports  on  Form  8-K

The Company filed current reports on Form 8-K on November 20, 2000 and January 30, 2001. Amendments for November 20, 2000 8-k were filed on December 01, 2000, December 8, 2000 and January 10, 2001.


SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado on January 14, 2001.


Inform  Worldwide  Holdings,  Inc.


/S/  Larry  G.  Arnold
----------------------
Larry  G  Arnold
Chief Executive Officer and
Chairman  of  the  Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                Title                        Date

/s/  Larry G. Arnold      Chief Executive Officer and Chairman  January 14, 2001
-----------------------   of the Board
Larry G. Arnold

/s/  Mitzi Qin Mitchell   Assistant Secretary, Treasurer and    January 14, 2001
-----------------------   Controller
Mitzi Qin Mitchell

/s/  Mario Plaza          Director                              January 14, 2001
-----------------------
Mario Plaza


/s/  J. D. Kish           Director, Secretary & Treasurer       January 14, 2001
-----------------------
J. D. Kish