Form 10QSB
period 2001-03-31
INFORM WORLDWIDE HOLDINGS INC
filed 2001-05-22
CIK 1076038

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ending March 31, 2001.
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For  the  transition  period  from  _____  to  _____

                             Commission file number

                         Inform Worldwide Holdings, Inc.
          ------------------------------------------------------------

               (Exact Name of Company as Specified in its Charter)

           Colorado                                       84-1425882
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
Incorporation or organization)                         Identification No.)

   10333 E. Dry Creek Road, Suite 270                  Englewood, CO 80112
----------------------------------------               -------------------
(Address of principal executive offices)                   (Zip Code)

                   Company's telephone Number: (303) 662-0900
           ----------------------------------------------------------

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

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                                Outstanding at March 31, 2001
----------------------------------                 -----------------------------
Class A Common Stock, No Par Value                        8,548,661 Shares

                         Inform Worldwide Holdings, Inc.
                                      Index

PART  I.  FINANCIAL  INFORMATION
ITEM  1.  Financial  Statements
                  Consolidated  Balance Sheets---------------------------------2
                  Consolidated  Statements  of Operations----------------------4
                  Consolidated Statements of Cash Flows---------------------5 Notes to Consolidated Financial Statements----------------6
ITEM  2.  Management's  Discussion  and  Analysis  of
     Financial  Condition  and  Results  of Operations-------------------------9
PART  II. OTHER  INFORMATION
ITEM  6.  Exhibits  and  Reports  on  Form 8-K--------------------------------11
Signatures--------------------------------------------------------------------12

                        INFORM WORLDWIDE HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                     ASSETS

                                              March 31,
                                                 2001
                                              ----------
Current assets:
    Cash                                      $   29,691
    Accounts receivable                                0
    Notes receivable-related party                     0
    Prepaid expense and other current assets           0
                                              ----------
              Total current assets                29,691
                                              ----------

Furniture and equipment, less accumulated         85,329
    depreciation of $98,199 and $28,510.
Software development costs, less accumulated      39,399
    amortization of $96,596 and $14,882.

Licensing rights, less accumulated                     0
    amortization of $0 and $0
Deposits                                          16,884
                                              ----------
                                                 141,612
                                              ----------
                                              $  171,303
                                              ==========

                        INFORM WORLDWIDE HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                      LIABILITIES  AND  STOCKHOLDERS'  EQUITY



                                                       March 31,
                                                         2001
                                                     ------------
Current liabilities:
    Accounts payable                                 $   222,146
    Accrued expenses                                      63,713
    Accrued expenses-related party                        63,569
    Accrued liability                                     30,255
    Bank lines of credit                                  40,598
    Notes payable                                         60,000
    Notes payable - related party                      1,363,522
                                                     ------------
                    Total current liabilities          1,843,803
                                                     ------------
            Total Liabilities                          1,843,803

Stockholders' equity:
    Preferred stock, class A, no par value
      10,000,000 shares authorized;
      0 and 1,106,716 shares issued and outstanding            0

    Common stock, class A, no par value;
      50,000,000 shares authorized;
      8,548,661 and 2,404,046 issued and outstanding   6,411,856

  Common stock subscribed (27,500 shares in 2000)              0

  Stock subscription receivable                                0

  Accumulated deficit                                 (8,084,356)
                                                     ------------
              Total stockholders' equity              (1,672,500)
                                                     ------------
  Total liabilities and stockholders' equity         $   171,303
                                                     ============

                                   INFORM WORLDWIDE HOLDINGS, INC.
                                 CONSOLIDATED STATEMENT OF OPERATIONS
                                             (unaudited)

                                               -For The Quarter Ending-   -For The Nine Months Ending-
                                                       March 31,                   March 31,
                                                   2001          2000          2001          2000
                                               ------------  ------------  ------------  ------------
Sales                                          $    15,345   $     4,808   $    66,981   $   588,436

Cost of sales                                            0         2,994           576       596,016
                                               ------------  ------------  ------------  ------------
Gross profit                                        15,345         1,814        66,405        (7,580)

Selling, general and administrative expenses       658,575       288,550     3,133,335       763,351

Stock based compensation                            15,000       127,934       428,363       451,234
                                               ------------  ------------  ------------  ------------
(Loss) from operations                            (658,230)     (414,670)   (3,495,293)   (1,222,165)
                                               ------------  ------------  ------------  ------------
Other income (expense):
  Interest income                                        0         1,425           269         1,425
  Interest expense                                 (46,247)       (7,618)      (75,599)      (15,143)
  Gain on sale of equipment                           (137)            0         1,084             0
  Loss on investment                              (100,000)            0      (100,000)            0
  Asset Impairment                              (1,914,351)            0    (1,914,351)            0
                                               ------------  ------------  ------------  ------------
Income (loss) before provision for
income taxes                                    (2,718,965)     (420,863)   (5,583,890)   (1,235,883)

Provision for income taxes                               0             0             0             0
                                               ------------  ------------  ------------  ------------
Net income (loss)                              $(2,718,965)  $  (420,863)  $(5,583,890)  $(1,235,883)
                                               ============  ============  ============  ============
Basic/Diluted net loss per share                    ($0.32)       ($0.17)       ($0.78)       ($0.45)
                                               ============  ============  ============  ============
Basic/Diluted weighted average                   8,482,165     2,362,941     7,114,380     2,739,601
number of common shares                        ============  ============  ============  ============
outstanding

                        INFORM WORLDWIDE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                      - For the Nine Months Ending
                                                                 March  31,
                                                             2001          2000
                                                         ------------  ------------
Cash flows from operating activities:


   Net loss                                              $(5,583,890)  $(1,235,883)
     Adjustments:
  Depreciation and amortization                              954,136         8,861
  Asset Impairment                                         1,914,351             0
  Stock based compensation                                   428,363             0
  Gains from sale of equipment                                (1,084)            0
  Gains on debt retirement                                   (30,000)            0
  Loss on Investment                                         100,000             0
     Changes in:
  Accounts receivable & other current operating assets       287,480       187,418
  Accounts payable and other operating liabilities           101,412       (14,361)
                                                         ------------  ------------
   Net cash provided by (used for) operating activities   (1,829,232)   (1,053,965)

Cash flows from investing activities:
  Investment in Mapas y Datos                               (100,000)            0
  Investment in E-hub/software development                   (92,894)      (17,450)
  Purchase of furniture/equipment                            (11,387)            0
  Acquisition of office equipment                                  0        (7,207)
  Sale of Equipment                                            4,030             0
                                                         ------------  ------------
   Net cash provided by (used for) investing activities     (200,251)      (24,657)

Cash flows from financing activities:
  Proceeds from notes payable                              1,328,435        50,000
  Bank reserve                                                     0        41,965
  Proceeds from sale of stock                                395,149     1,544,470
  Proceeds from private placement                            378,930             0
  Offering Expense                                           (60,099)            0
  Payments of notes payable                                  (95,168)      (79,325)
  Payment of bank line of credit                             (87,829)            0
                                                         ------------  ------------
   Net cash provided by (used for) financing activities    1,859,419     1,557,110
                                                         ------------  ------------
Net increase (decrease) in cash                          $  (170,064)  $   478,488
Cash at beginning of the Period                          $   199,755   $     1,454
                                                         ------------  ------------
Cash at end of the period                                $    29,691   $   479,942
                                                         ============  ============

Supplemental  Disclosure
  Cash paid for interest during quarter ending March 31, 2001 and 2000: $ 2142 and $0.

Schedule  of  non-cash  investing  and  financing  activities:
   Assets exchanged for capital stock: Received 125,100 shares of common stock of the Company as rescission of acquisition which reduced Licensing Rights by $218,112;
   Liabilities exchanged for capital stock: 28,177 shares were issued for an outstanding invoice of $12,680. In addition, a related party liability of $157,188 was reinstated.

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

Nature  of  Organization
------------------------
The Company, operating through its subsidiary Inform Worldwide, Inc., has changed its focus to become a location-based services provider and reseller of related software systems while pursuing other business development opportunities.

Interim  Unaudited  Financial  Statement
----------------------------------------
The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the nine months ending March 31, 2001 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ending June 30, 2000.

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

Net  income  (loss)  per  share
-------------------------------
The  net  stock  income  (loss) per share is computed by dividing the net income
(loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon conversion of the Company's preferred stock are not included in the computation if the effect of such inclusion would be anti-dilutive and decrease loss per share. If included, the diluted weighted average outstanding shares would have been 12,067,498 and 6,353,582 for the three months ending March 31, 2001 and 2000.

NOTE  2:  INTANGIBLE  ASSETS  &  ASSET  IMPAIRMENT

Licensing  Rights
-----------------
On June 30, 2000, the Company completed its acquisition of Inform Worldwide, Inc. (Inform) and capitalized the acquisition price as licensing rights of $9,203,957. In January 2001, according to a separation agreement with its President, former owner of Inform Worldwide, Inc., agreed to return 2,106,600 shares of IWWH common stock. Due to the timing of his departure and related circumstances, the return of common shares was deemed to be an adjustment of the original purchase transaction as if such transaction was, in part, rescinded with related consideration returned, therefore, the valuation of the licensing rights decreased by $6,319,800 to $2,884,157. The result of this transition was adjusted retroactively to December 31, 2000. The Company retained its licensing rights of all software packages acquired and intended to further develop such products together with its acquisition target, Mapas y Datos of Colombia.

In February 2001, the Company terminated its definitive agreement to purchase Mapas y Datos by mutual agreement. Thereafter, the Company discontinued its effort to further develop the licensing rights acquired through the acquisition of Inform Worldwide, Inc. and commenced negotiations with other GIS software development companies for completed emergency management information system solution. In March 2001, an additional 125,100 shares issued during the acquisition of Inform Worldwide, Inc. were returned and accounted for as additional rescission as previously described and the valuation of Licensing Rights was further reduced by $218,122. As a result of the Company's decision to discontinue Licensing Rights development, the remaining $1,690,566 capitalized licensing rights were impaired as of March 31, 2001 under provisions of FASB 121.

Software  Development  Costs
----------------------------
During the quarter ending March 31, 2001, the Company wrote off $124,000 of capitalized E-hub development expenditures due to the Company's decision to discontinue licensing rights development in accordance with FASB 121. The remaining $39,399 software development costs consist of costs incurred to develop the Company's Anyreminder.com site. The Company intends to sell this web portal in the future to third party companies.

NOTE  3.  RELATED  PARTY  TRANSACTIONS

During the Quarter ending March 31, 2001, the Company borrowed an additional $150,000 from an officer. In addition, a $157,188 loan by an officer to Inform Worldwide, Inc., which was previously forgiven and contributed to the Company, was reinstated. Several notes payables to this officer, totaling $1,207,644 are due on demand and carry 11% per annum interest. The Company borrowed an additional $40,000 from the officer's spouse during the first quarter and renewed a note of $112,894 on March 26, 2001. Two notes payable to the officer's spouse, totaling $155,878, have a three months term and carry 11% per annum interest. The company guarantees all notes payable with substantially all of its tangible and intangible assets. An interest payable related party was accrued in the amount of $63,569 as of March 31, 2001.

The Company borrowed from another officer $50,000 in October 2000 and $15,000 in March 2001. Both notes carried 12% per annum interest and were paid off as of March 31, 2001 except for accrued interest of $1,825.

NOTE  4.  LEASE  AND  COMMITMENTS

The Company has lease agreements for its office in two locations. One lease expires at the end of May 2000 and the other lease expires May 2003. The Company has also signed several equipment leases that expire in 2001 and 2003. Lease expense for both properties and equipment incurred for the quarter ending March 31, 2001 and 2000 was $59,385 and $18,187 respectively. The total remaining future rental payments is $497,508 of which $231,222 is current.

In December 2000, the Company entered into an agreement with a third party hosting facility to develop its E-hub product offering. The agreement expires in twelve months. The Company has terminated such services during the first quarter of 2001.

NOTE  5.  NOTES  PAYABLE  &  LINES  OF  CREDIT

The Company has an established $50,000 line of credit with US Bank of Colorado Springs, Colorado. Payments are due on the 15th of each month and interest accrues at the rate of 10.45% per annum. As of March 31, 2001, the Company's outstanding balance on this credit line was $40,598. This Line-Of-Credit is personally guaranteed by a prior officer.

The Company has also entered into notes payable agreements with two outside private individuals in the amount of $60,000 during the quarter ending March 31, 2001. These two notes have a three months term and carry 12% per annum interest.

NOTE  6.  INCOME  TAXES

Deferred income tax assets arise from the temporary differences between financial statement and income tax recognition of net operating losses. The loss-carryover is limited under the Internal Revenue Code should a significant change in ownership occur.

On March 31, 2001, the Company had approximately $8,283,998 of unused federal net operating loss carry-forward. A deferred tax asset has been offset by 100% valuation allowance. The Company accounts for income taxes pursuant to SFAS
109.  The  components  of  the  Company's assets and liabilities are as follows:

                                                      March 31, 2001
                                                     ----------------
The income tax (benefit) consists of the following:
    Federal                                                2,609,459
    State                                                    372,780
                                                     ----------------
Deferred tax asset arising from
    Net operating loss carry-forwards:               $     2,982,239
Valuation allowance                                       (2,982,239)
                                                     ----------------
                   Net Deferred Taxes                $             -
                                                     ================

The deferred tax asset and valuation allowance increased by $1,057,346 during the quarter ending March 31, 2001.

NOTE  7.  STOCKHOLDERS'  EQUITY

The Company is authorized by its Articles of Incorporation, as amending, to issue an aggregate of 50,000,000 shares of class 'A' common stock, no par value, ("common stock"); 25,000,000 shares of class 'B' common stock, no par value ("class B common stock"); 10,000,000 shares of class 'A' preferred stock, no par value, $15 stated value ("class A preferred stock"); and 10,000,000 shares of class 'B' preferred stock, no par value ("class B preferred stock"). No class A preferred stock, class B common or preferred stock are currently outstanding.

Class  A  Common  Stock
-----------------------
The Company has 8,548,661 shares of class A common stock issued and outstanding on March 31, 2001.

Private  Placement
------------------
On November 16, 2000, the Company issued a private placement to sell 2,000,000 class A common shares at $.50 to accredited investors. This offer was extending for another 90 days on February 15, 2001. During first quarter 2001, an additional $176,250 was received from accredited investors.

Stock  Based  Compensation
--------------------------

The Company periodically issues stock to various service providers as a form of compensation. The services are valued at the fair market value of the service performed.

                                 Common Shares  Value of Services
                                        Issued           Received
Quarter ending March 31, 2000          127,934  $          127,934
Quarter ending  March 31,  2001         58,177  $           27,680



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

A summary of the status of the Company's stock options as of March 31, 2001 and December 31, 2000, and changes during the quarters ending on March 31, 2001 are presented below:

                                                                  Weighted       Excerci-   Weighted
                                                                    Avg.          sable       Avg.
               Options                             Options     Exercise Price    Options   Fair value
               -------                           -----------  ----------------  ---------  -----------

Outstanding at December 31, 2000                  5,144,500   $          3.59   3,408,500  $      0.44
                                                 -----------  ----------------
Adjustments for Warrants issued in prior period      50,000              4.75
Granted                                             100,000              0.69
Exercised                                                 0                 0
Forfeited/Cancelled                              (1,795,500)            (2.97)
                                                 -----------  ----------------
                                                  3,499,000   $          3.85   3,269,000  $      0.39
                                                 ===========  ================

NOTE  8.  CONTINGENCIES

The Company is involved in legal actions from its normal course of business. All probable and determinable liabilities have been accrued. The Company does not believe any of them will have material financial impact towards the Company.

The Company also has an employment agreement with its CEO and Chairman with a 5 year term beginning May 4th, 2000. Compensation commitment under this employment agreement is $200,000 per year.

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

PLAN  OF  OPERATIONS

We changed our business direction in early 2000 to focus on the emerging market for location-aware Internet and wireless applications - software that delivers location and geographic information for commercial use. These applications enable "location-based services", also known as "Location-Commerce"("L-Commerce"), to deliver information to users based on the location of fixed and/or mobile assets through the Internet and/or wireless communication devices.

During the quarter ending March 31, 2001, we continued our fundraising effort through a 506 private placement. The purpose of this placement was to raise sufficient investment into the Company to support the operations plan. We extending the private placement for another three months on February 16th. Funds raised through private placement were used for working capital. Our acquisition effort of Mapas y Datos was terminated in February 2001 by mutual agreement. We decided to discontinue the effort of developing the E-hub platform till future funding becomes available. Additionally, we commenced negotiations with other third party software development companies in the area of emergency management information systems. We believe such effort will expedite the effort to bring product to market. We were also actively looking for new business opportunities during the quarter ended March 31, 2001.


RESULTS  OF  OPERATIONS

QUARTER  ENDING  MARCH  31,  2001  COMPARED  TO  QUARTER  ENDING  March 31, 2000

Revenue

Net sales for the quarter ending March 31, 2001 were $15,345, an increase of 219% from $4,808 for the same period a year ago. Although the revenue increased compared to the same period last year, the consulting revenue was not sufficient to support operations. The Company is in the process of negotiating relationship to develop future revenue sources.

Gross  Profit

Gross profits for the quarter ending March 31, 2001 were $15,345, an increase of 745% compared to $1,814 same period last year. The revenue recorded for quarter ending March 31, 2001 was a residual billing from a prior period and the costs of revenue has been recorded in the prior period.

Selling,  General  &  Administrative  Expenses

Selling, general and administrative (SG&A) expenses for the quarter ending March 31, 2001 were $658,575 representing a 129% increase from $288,550 for the same period a year ago. The increase in expenses is due to the Company's expanded operations compared to same period last year. The major components of these expenses for the fiscal quarter were salaries, acquisition of Mapas y Datos, costs of office lease, software development costs, and amortization of acquired licensing rights. Depreciation and amortization costs of $244,567 represents 37% of the overall SG&A costs.

Other  Income  and  Expenses

Interest expenses for the quarter ending March 31, 2001 were $46,247, an increase of 507% compared to the same period last year. The increase in interest expense was due to significant increase in notes payable to related party.

The Company wrote off certain intangible assets during the quarter ending March 31, 2001. These assets include Investment in Mapas y Datos of $100,000, acquired Licensing Rights and E-hub Development Expenditures. The charge from asset impairment totals $2,014,351, representing 74% of the net losses for the quarter ending March 31, 2001.

The net operating loss for the quarter ending March 31, 2001 was ($2,718,965), or, ($0.32) per share. This represents an increase of 6364% compared to ($420,863), or ($0.17) per share, for the same period a year ago. The increase in net loss was the result of expanded operations and non-recurring charges arising from asset impairment. The weighted average number of shares outstanding for the quarter ending March 31, 2001 and 2000 is 8,482,165 and 2,362,941 respectively.

NINE  MONTHS ENDING MARCH 31, 2001 COMPARED TO NINE MONTHS ENDING MARCH 31, 2000

Revenue

Net sales for the nine months ending March 31, 2001 were $66,981, a decrease of 779% compared to the same period last year. The decrease in revenue was due to change in business direction during the past nine months from computer hardware resale and web retail services to that of location-based services. Location-based services is a new and evolving industry which requires significant capital investment in product development and marketing. We spent majority of the nine months to complete the development of our E-hub platform and we did not have a completed product offering during the past year. The
Company has since decided to discontinue the development of E-hub platform and begun negotiations with other software venders to develop future revenue sources.

Gross  Profit

Gross profits for the nine months ending March 31, 2001 were $66,405, a significant increase compared to ($7,580) in losses same period last year. The company decided to change from its Internet retailing business last year due to significant erosion in profit margin.

Selling,  General  &  Administrative  Expenses

Selling, general and administrative (SG&A) expenses for the nine months ending March 31, 2001 were $3,133,335 which represent a 310% increase from $763,351 for the same period a year ago. The increase in expenses is due to the Company's expanded operations compared to same period last year. The major components of these expenses for the fiscal quarter were salaries, acquisition of Mapas y Datos, costs of office lease, software development costs, and amortization of acquired licensing rights.

Other  Income  and  Expenses

Interest expenses for the nine months ending March 31, 2001 were $75,599, an increase of 507% compared to the same period last year. The increase in interest expense was due to significant increase in notes payable to related party.

The Company incurred significant asset impairment charges during the nine months ending March 31, 2001. These assets include Investment in Mapas y Datos, acquired Licensing Rights and E-hub Development Expenditure. The charge from asset impairment totals $2,014,351, representing 36% of the net losses for the nine months ending March 31, 2001.

The net operating loss for the nine months ending March 31, 2001 was ($5,583,890), or, ($0.78) per share. This represents an increase of 352% compared to ($1,235,883), or ($0.45) per share, for the same period a year ago. The increase in net loss was the result of expanded operations and non-recurring charges arising from asset impairment. The weighted average number of shares outstanding for the nine months ending March 31, 2001 and 2000 is 7,114,380 and 2,739,601 respectively.

Liquidity  and  Capital  Resources

The Company's operations to date has concentrated on developing products for future revenue growth, building brand recognition and a loyal customer following, and securing the financing necessary to fund the development, operations and expansion of its business. We are currently concentrating on looking for other business opportunities in location-based service industry

Beginning December 2000, we downsized our operations from supporting 50 employees both in the US and in South America to our current operations of seven employees. The termination of acquisition agreement with Mapas y Datos and discontinuation of E-hub development further reduced our capital expenditure needs. We are in negotiation with third parties to reduce our future lease obligations. A total of $366,250 was raised through the 506 private placement to support our working capital needs since November 2000. We also continue to borrow from corporate officers to support our ongoing operations.

As of March 31, 2001, the Company had cash on hand of $29,691, accounts receivable of $0.

Net cash used for operating activities for the nine months ending March 31, 2001 totaled $1,829,232 compared to $1,053,965 for the same period a year ago. The increase in cash used for operating activities was the result of higher selling, general and administrative expenses.

Net cash used by investing activities totaled $200,251 for the nine months ending March 31, 2001 compared to $24,657 used by the Company for the same period a year ago. The increase in investing activities was the result of changes in operational direction and the Company's focus on building a location-based service product offering.

Net cash provided by financing activities totaled $1,859,419 for the nine months ending March 31, 2001 compared to $1,557,110 for the same period a year ago. The increase in cash provided by financing activities was the result of sales of common and preferred stock and loans from the Company's officers. Other financing came from borrowing activities and utilizing existing credit facilities. The Company expects to continue making significant investments in the future to support its overall growth. The Board of Directors has extending its private placement offer. Additionally, we are in negotiation with a third party venture capital firm to acquire funds for future expansion.

Currently, it is anticipated that ongoing operations will be financed from the net proceeds of the private placement of the company's common stock, cash on hand, the various credit facilities available to the Company and from related parties. However, as indicated in the Company's most recent financial statements available herein, operating activities provide no cash flow, the Company is relying on financing activities to fund its operations. There can be no assurances that the Company's ongoing operations will begin to generate a positive cash flow or that unforeseen events may not require more working capital than the Company currently has at its disposal.

PART  II.  OTHER  INFORMATION

ITEM  6.  Exhibits  and  Reports  on  Form  8-K

     (A)  Exhibits:  None

     (B)  Reports  on  Form  8-K

The  Company  filed  current  reports  on Form 8-K on March 26 and May 11, 2001.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado on May 14, 2001.


Inform  Worldwide  Holdings,  Inc.

/S/  Larry  G.  Arnold
----------------------
Larry  G  Arnold
Chief Executive Officer and
Chairman  of  the  Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Title                                        Date

/s/  Larry  G.  Arnold     Chief Executive Officer and Chairman     May 21, 2001
----------------------     of the Board
Larry  G.  Arnold