Form 10KSB
period 2001-06-30
INFORM WORLDWIDE HOLDINGS INC
filed 2001-09-28
CIK 1076038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number: 000-29994

                          Inform Worldwide Holdings Inc
                          -----------------------------
             (Exact name of registrant as specified in its charter)



           COLORADO                                    84-1425882
        --------------                           ----------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
        incorporation)


             10333 East Dry Creek Rd, Ste. 270, Englewood, CO  80112
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

The  Registrant's  revenues  for  its  fiscal year ended June 30, 2001 were $ 0.

The aggregate market value of the voting stock on September 27, 2001 (consisting of Common Stock, no par value per share) held by non-affiliates was approximately $ 4,607,642 based upon the closing price for such Common Stock on said date ($.40), as reported by a market maker. On such date, there were 17,227,686 shares of Registrant's Common Stock outstanding.


                                     PART I

Item  1.  Description  of  Business


General
-------

Anything Internet Corporation was incorporated in August of 1997 as a Colorado corporation. The Company operated Internet storefronts including AnythingPC.com, AnythingUnix.com, AnythingMac.com, AnythingCoffee.com, Anythingbooks.com and AnyReminder.com, selling Internet computer hardware, coffee retail services, books and providing a free reminder service site with gift sales. The Company changed its name to Inform Worldwide Holdings Inc in November of 2000.

During first quarter 2000, under direction of a new management team, Anything Internet launched a transformation from its previous position as a generalized E-commerce services provider to that of a highly focused syndicator of L-commerce. L-commerce consists of "location-aware" Internet applications that deliver location and geographic information for commercial use. To achieve the objective of becoming a leading location service provider, the Company acquired Inform Worldwide Inc. on June 30, 2000 in exchange for shares of the Company. At this time, the Company also signed a definitive agreement to purchase Mapas y Datos and Mapas Latinos, both of Colombia to further efforts in location based technology.

Prior to its acquisition, Inform operated as a privately owned corporation to provide location technology services to the telecommunications and utilities industries. Founded in 1993, Inform has served over 200 organizations worldwide, including Hewlett Packard, Compaq, CH2MHill, SAIC/Telcordia, Oracle, and Utilicorp. Through R&D investments and pilot projects, Inform built software applications that integrate geographic information into business systems and processes to enable and support monitoring and management of assets through the Internet.

In January 2001, it became apparent that the Company could not sustain itself on Inform's L-Commerce Business plan. Asset and personalized location tracking proved to be too expensive to be considered a feasible solution to potential customers. Companies already existed with a stronghold on the market in areas such as consumer-mapping portals and the Company realized that we could not compete.

In February 2001, the Company dissolved its relationship with Mapas y Datos. In order to make use of Mapas y Datos products in a North American market, the Company would need not only to translate the data, but also make changes to the programs to adapt them to meet the needs of a North American market. Compounding this was the fact that other companies had already existed in the market place with products already suited to the North American market at a price with which the Company could not compete.

Unless the context otherwise requires, the "Company" refers to Inform Worldwide Holdings Inc and its subsidiary. The Company's principal executive offices are located at 10333 E. Dry Creek Road, Suite 270, Englewood, Colorado. The Company's telephone number is 303-662-0900. The Company also maintains a worldwide website at www.informworldwide.com. The information posted on the
                        -----------------------
Company's  website  is  not  incorporated  in  this  annual  report.

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


Item  2.  Description  of  Property

At present the Company does not own any property. The Company maintains its headquarters in Englewood, Colorado at 10333 E. Dry Creek, Suite 270, in a 9,187 square foot office space through a five-year lease that commenced in May 1998. The Company pays $18,750 a month, utilities included, for this leased office space.

Item  3.  Legal  Proceedings

There are no material legal proceedings pending or, to the Company's knowledge, threatened against the Company.


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000/2001.


                                     PART II

Item  5.  Market  for  Common  Equity  and  Related  Stockholder  Matters

The Company's Common Stock is quoted on the NASDAQ Over-The-Counter Bulletin Board under the symbol "IWWH". The Company's Common Stock began trading on July 15, 1999 with an opening bid price of $4.00 a share. As of June 30, 2001, there were approximately 400 record holders of the Company's outstanding Common Stock.

The following table sets forth the quarterly high and low sale prices of the Company's Common Stock in each of the last four quarters.

                          High Sales Price   Low Sale Price
                          ----------------   --------------
Fiscal 2001
-----------
    Third Quarter 2000    $          4.13    $        2.09
    Fourth Quarter 2000   $          3.66    $        0.63
    First Quarter 2001    $          0.90    $        0.28
    Second Quarter 2001   $          0.53    $        0.26


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

Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

Plan  of  Operation

Our principal business plan for the next twelve months is to locate and consummate a business combination or transaction with another entity engaged in a business that generates revenues, in exchange for our securities. We have not identified any particular acquisition target and do not have any agreements regarding a business combination.

We believe the primary attraction of the Company in a business combination will be the perceived benefits of a reporting company under the Securities Exchange Act of 1934 (the "Exchange Act"). Such perceived benefits may include opportunity for additional equity financing, providing liquidity for incentive stock options or similar benefits to key employees, and providing liquidity for shareholders. We have not conducted any formal research to assess the market for our intended plan of operations.

We intend to contact investment bankers, corporate financial analysts, broker-dealers and other investment industry professionals through various media. We may also identify prospective business opportunities through present and future associations of our officers, directors, and shareholders. We will not limit its search to any specific business, industry, or location. Our search will initially be directed toward small and medium-sized enterprises that have a desire to become public corporations. In analyzing prospective business opportunities, we will consider factors such as the available resources, working capital, financial requirements, any history of operations, and prospects for the future.

The structure of a proposed business combination or transaction will depend on the nature of the opportunity and the requirements of the parties. Negotiations will likely focus on the percentage of the Company that the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

We expect that any securities issued in a business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, all or a part of such securities may be registered with the SEC.

We do not presently have revenue from operations. Therefore, we will have to raise capital in the next twelve months to pay expenses. We do not expect to acquire any plant or significant equipment other than through a business combination.

Because we have no revenues to pay our expenses, present management or shareholders have loaned money to the Company. There is no agreement or commitment from any source to continue to provide funds to the Company, and there is no assurance we can obtain any needed capital. The only realistic opportunity from which we can repay any loans will be from a prospective merger or acquisition candidate. If a merger candidate cannot be found in a reasonable period of time, we may be required to reconsider our business strategy, which could result in the bankruptcy or dissolution of the Company.

Management's Discussion and Analysis of Financial Condition and Results of Operations

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

On June 30, 2000, the Company acquired Inform Worldwide, Inc. in a stock-for-stock transaction, in which the former shareholders of Inform Worldwide Inc. received a total of 3 million shares of Anything Internet in exchange for all outstanding common shares of Inform Worldwide, Inc. Inform Worldwide, Inc. became a wholly owned subsidiary of Anything Internet as of the merger date. The purchase was valued at $9,126,949 for the acquisition of licensing rights from Inform Worldwide, Inc.

In November 2001, the Company changed its name to Inform Worldwide Holdings Inc. During the second quarter of our fiscal year, we initiated a fund raising effort through a 506 private placement. The purpose of this placement was to raise sufficient funding for the Company to support its business plan, complete the acquisition of Mapas y Datos, deliver a fully functional E-hub platform with Internet mapping and asset tracking applications, begin a marketing campaign in both North and South America for our location based services, and develop telematics applications. Due to stock deterioration, this private placement was not successful at raising sufficient funds to carry out all of the Company's objectives. Moreover, funds raised through the private placement were used for working capital.

In January 2001, it became apparent that the Company could not sustain operations based on the L-Commerce Business plan. Asset and personalized location tracking proved to be too expensive to be considered a feasible solution to potential customers. Companies already existed with a stronghold on the market in areas such as consumer-mapping portals and the Company realized that we could not compete.

In an effort to reduce operating expenses, the Company went through a series of downsizing starting in January 2001. We have reduced our staff by fifteen employees, and reduced monthly payroll expenditures by approximately $121,000. In addition, we closed our Colorado Springs office in January 2001.

In February 2001, the Company dissolved, by mutual agreement, its relationship with Mapas y Datos. In order to make use of Mapas y Datos products in a North American market, we would need not only to translate the data, but also make changes to the programs to adapt them to meet the needs of a North American market. Compounding this was the fact that other companies already existed in the market place with products already suited to the North American market at a price with which the Company could not compete.

RESULTS  OF  OPERATIONS

Fiscal  Year  Ending  June 30, 2001 Compared to Fiscal Year Ending June 30, 2000

Net sales for the fiscal year ending June 30, 2001 were $0, a decrease of 100% over $685,268 for the same period a year ago. Sales for the year ended June 30, 2000 were generated primarily through internet sales of various products which were discontinued when the Company changed its business focus and aquired Inform on June 30, 2000.

Gross profits for the fiscal year ending June 30, 2001 were $0. This represents a decrease in gross profits of 100% over $67,691 for the same period a year ago. Gross profit margins decreased from 9.8% of sales to 0% of sales as a result of the Company's decision to forego selling to invest in developing L-Commerce products.

Selling, general and administrative (SG&A) expenses for the fiscal year ending June 30, 2001 were $3,618,181which represents a 205% increase from $ 1,184,992 for the same period a year ago. The major components of these expenses for the fiscal year were the hiring of additional staff, E-hub and software development costs, and consulting and legal fees.

The net loss available to common stock holders for the fiscal year ending June 30, 2001 amounted to ($5,983,150), or ($0.74) a share. This represents an increase of 217% compared to ($1,884,016), or ($0.65) a share, for the same period a year ago. The increase in net loss was the result of increased cost of operations from expansion activities and impairment of assets no longer useful to the operations of the business. There were a total of 10,697,105 shares and 5,823,802 shares issued and outstanding as of June 30, 2001 and 2000, respectively.

Liquidity  and  Capital  Resources

The Company's operations to date have concentrated on developing its Internet storefronts, building brand recognition and a loyal customer following, and securing the financing necessary to fund the development, operations and expansion of its business, as well as developing its former L-Commerce business plan.

As of June 30, 2001, the Company had cash on hand of $62,943. The Company also had bank credit lines totaling $36,756.

Net cash used by operating activities for the fiscal year ending June 30, 2000 totaled ($2,603,004) compared to ($1,318,088) for the same period a year ago. The majority of the increase in cash flow used in these operating activities was the result of higher SG&A expenses, as described above.

Net cash used by investing activities totaled ($110,920) for the fiscal year ending June 30, 2001 compared to ($22,744) for the same period a year ago. The increase in investing activities was the result of increased investments in office equipment due to changes in operational direction.

Net cash provided by financing activities totaled $2,577,112 for the fiscal year ending June 30, 2001 compared to $1,561,184 for 2000. The increase in cash provided for by financing activities was the result of increased sales of common stock and borrowing from shareholders.

Currently, it is anticipated that ongoing operations will be financed through loans from related parties and cash on hand. However, as indicated in the Company's most recent financial statements available herein, the Company is currently cash flow negative. There can be no assurances that the Company's ongoing operations will begin to generate a positive cash flow or that unforeseen events may not require more working capital than the Company currently has at its disposal.


Item  7.  Financial  Statements

The information required by this item is presented as a separate section commencing on page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On October 6, 2000, the Board of Directors elected to replace their auditor, Ronald R Chadwick,P.C. with Erhardt Keefe Steiner & Hottman, PC. There were no disagreements with accountants on accounting and financial disclosures during the fiscal year of 2000/2001.

                                    PART III

Item  9.   Directors,  Executive  Officers,  Promoters  and Control Persons;
           Compliance  with  Section  16(a)  of  the  Exchange  Act.

     The directors, executive officers of the Company as of the date of June 30, 2000 are as follows:



Name                   Age      Position
--------------         ---      ---------------
Larry G. Arnold         56      Chief Executive Officer & Chairman of the Board

Donald Plekenpol        51      Director

J.D. Kish               46      Director, Treasurer & Secretary

Carolyn LaPerriere      28      Controller and Assistant Secretary


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

Donald  L.  Plekenpol
---------------------

Mr. Plekenpol has served as CEO of VERSIFI Inc., an Internet infrastructure software company based in Newport Beach, California, since October 23, 2000. VERSIFI Inc specializes in building easy-to-use, enterprise java applications to enable the creation, delivery and management of dynamic web content. Prior to VERSIFI Inc, he served as Vice President and General Manager of SAIC's Denver operations. The Denver SAIC operations include e-Business, management consulting, and ERP sales and Implementation. Mr. Plekenpol brings with him over twenty-five years experience in the Internet, information technology, networking and telecommunications industries. He served in various executive positions with companies such as Ameritech, UNISYS, Integration Ware and Webify, Inc. before he joined SAIC. Prior to Ameritech, Mr. Plekenpol spent twenty years of his career with IBM in various North American and Global executive marketing positions. He is the author of "Executive Guide to Telecommunications"1994. Mr. Plekenpol holds a Bachelor of Arts degree from Valparaiso University. He also completed various IBM training programs and graduate work in the area of finance and marketing.

J.D.  Kish,  CPA
----------------

Since 1990, J.D. Kish has been president of Kish, Leake and Associates, P.C., an Englewood based certified public accounting firm, performing both private and public company audits, tax compliance, and technology consulting. The firm is a member of the American Institute of Certified Public Accountants, and is licensed to perform WebTrust engagements. From 1982 to 1990, Mr. Kish practiced as a sole practitioner in Englewood, Colorado. Mr. Kish received his BBA in Accounting from Ohio University in 1976, his CPA certificate in Illinois in 1980, and his MBA in Management Information Systems form DePaul University in Chicago in 1981. Mr. Kish is a licensed registered representative and financial principal with NASD.

Carolyn  LaPerriere
-------------------

Ms. LaPerriere joined the Company in November of 2000, as the assistant to the Controller. She has been the principal financial consultant to Dino Diesel, Inc., a privately held company, since 1998. She was appointed to Controller and elected Assistant Secretary in June, 2001. Ms. LaPerriere holds a BS degree in Accountancy from the University of Colorado.

COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely upon a review of (i) Forms 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended June 30, 2001 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended June 30, 2001, it has been determined that, other than disclosed below, no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act.

The following table as of June 30, 2001, includes the name and positions of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

Name                 Position                                Report Filed Late
----                 --------                                -----------------
Larry G. Arnold      Chief Executive Officer and Chairman    Forms 4 and 5
                     of the Board

Donald Plekenpol     Director                                Form 5

Item  10.  Executive  Compensation

The following table sets forth the compensation paid during the fiscal year ending June 30, 2001 to the Company's Chief Executive Officer and each of the Company's officers and directors. No executive officers received any compensation in fiscal 1998, no person received compensation exceeding $200,000 in fiscal 1999, no bonuses were awarded during fiscal 1999, and no persons received compensation from the Company prior to fiscal 1999.

                                Annual Compensation             Awards               Payouts
                              -----------------------  ----------------------------  --------
                                            Bonus &
                                             Other                      Securities
                                             Annual      Restricted     Underlying     LTIP
Name and Principal    Fiscal                Compen-    Stock Award(s)  Options/SAR   Payouts   All Other
Position               Year   Salary ($)   sation ($)       ($)            (#)         ($)        ($)
----------            ------  -----------  ----------  --------------  ------------  --------  ---------
Larry G. Arnold
CEO and Chairman
of  the Board           2001  $   200,000           0          10,000
                        2000       41,667           0                     1,000,000
                                                                             50,000
                        1999          N/A         N/A                           N/A      N/A       N/A

Edgar P.
Odenwalder III
Prior President and
Director                2001  $   106,823           0                             0
                        2000          N/A         N/A                           N/A      N/A       N/A
                        1999          N/A         N/A                           N/A      N/A       N/A
Donald W. Prosser
Prior CFO,
Secretary &
Treasurer               2001  $    50,000           0                             0                  0
                        2000  $   100,000           0          50,000       250,000      N/A         0
                        1999          N/A         N/A          40,000       200,000      N/A       N/A
Carole Baumbusch
Prior Chief
Operating Officer       2001  $    50,832           0                             0
                        2000          N/A         N/A                           N/A      N/A       N/A
                        1999          N/A         N/A                           N/A      N/A       N/A
Gabriel Coch
Prior VP, Technical
Operations              2001  $    90,879           0                             0
                        2000          N/A         N/A                           N/A      N/A       N/A
                        1999          N/A         N/A                           N/A      N/A       N/A
Alfred W. Delisle
Prior Business
Development
Manager and
Director                2001  $    55,522           0

                        2000  $    43,333           0                        35,000      N/A       N/A
                        1999  $    16,923         N/A                       100,000
Mitzi Q. Mitchell
Prior Controller,
Assistant Secretary,
Assistant Treasurer     2001       66,625           0                                       0        0
                        2000          N/A         N/A                                     N/A      N/A
                        1999          N/A         N/A                                     N/A      N/A


Carolyn LaPerriere
Controller,
Assistant Secretary     2001       22,977           0                         5,000                  0
                        2000          N/A         N/A                                     N/A      N/A
                        1999          N/A         N/A                                     N/A      N/A
John Herbers
Prior Director          2001          N/A         N/A                        10,000       N/A      N/A
                        2000          N/A         N/A                           N/A       N/A      N/A
                        1999          N/A         N/A                           N/A       N/A      N/A
Donald Plekenpol,
Director                2001          N/A         N/A                        10,000       N/A      N/A
                        2000          N/A         N/A                           N/A       N/A      N/A
                        1999          N/A         N/A                           N/A       N/A      N/A
J.D. Kish,
 Director ,
Treasurer and
Secretary               2001          N/A         N/A                        10,000       N/A      N/A
                        2000          N/A         N/A                           N/A       N/A      N/A
                        1999          N/A         N/A                           N/A       N/A      N/A

The following table sets forth information on executive stock options granted to the executive officers of the Company as of September 27, 2001.

                                              Percent of Total
                     Number of Securities       Options/SARs
                          Underlying        Granted to Employees
                         Options/SARs         as of October 10,    Exercise of Base
Name                      Granted (#)              2000(1)          Price($/share)   Expiration Date
------------------   ---------------------  --------------------   ----------------  -----------------
Larry G. Arnold                  1,000,000                   20%   $           3.00     April 18, 2003
                                    50,000                         $           2.00     April 16, 2003
Donald W. Prosser                  500,000                   13%   $           3.00     April 18, 2003
                                   200,000                         $           1.00  November 15, 2002
Alfred W. Delisle                   35,000                    3%   $           1.00  November 15, 2002
                                   100,000                   13%   $           1.00  November 15, 2002
J. Scott Sitra (2)                 700,000                         $           1.00   October 18, 2002

(1)  Based  on  total  of  5,263,500  options  granted  and  outstanding.

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



Item  11.  Security  Ownership  of  Beneficial  Owners  and  Management

The following table sets forth information for the fiscal year ended June 30, 2001, regarding the beneficial ownership of our Common Stock as of September 27, 2001, by (i) each Director of the Company, (ii) each executive officer of the Company, (iii) all directors and executive officers as a group, and (iv) each person known to the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock.

                               Directors and Executive Officers
                               --------------------------------

       Name and Address of Beneficial Owner                    Amount Owned  Percent of Class
       ------------------------------------                    ------------  ----------------
Larry G. Arnold, CEO & Chairman of the Board (1)                  6,696,720               39%
c/o Inform Worldwide Holdings, Inc.
10333 E. Dry Creek Road #270
Englewood, CO  80112

Donald Plekenpol, Director (2)                                      221,250              1.3%
c/o Inform Worldwide Holdings, Inc.
10333 E. Dry Creek Road #270
Englewood, CO  80112

J. D. Kish, Director (3)                                            210,000              1.2%
c/o Inform Worldwide Holdings, Inc.
10333 E. Dry Creek Road #270
Englewood, CO  80112

Edgar P. Odenwalder III, Former President & Director (4)            210,000              1.2%
1684 E. Lake Dr.
Littleton, CO  80121

John Herbers, Former Director (5)                                    10,000                *
16473 E. Powell
Centennial, CO 80015

Mario Plaza, Former Director (6)                                          0                *
5333 Golden Willow Drive
Ft. Collins, CO  80528

Donald W. Prosser, Former Director (7)                               72,200                *
9683 S. Golden Eagle
Highlands Ranch, CO  80126

Alfred Delisle, Former Director (8)                                 249,605              1.5%
4525 S. Renellie Dr.
Tampa, FL  33611

Karen Sebastiani, Former Director (9)                                11,760                *
6025 Eagles Nest Dr.
Colorado Springs, CO  80918

Lawrence Stanley, Former Director (10)                               30,593                *
5735 Velvet Court
Colorado Springs, CO  80918

Directors and Executive officers as a group (3 persons)  (11)     7,127,970             41.4%


Five Percent Shareholders:
--------------------------

CEDE & CO.                                                        2,385,071              13.9%
55 Water Street
New York, NY  10041

*Less  than  1%  or  no  holdings.

Footnotes  to  Security  Ownership  Table:
   (1) Includes 1,2 50,000 shares that may be acquired under options. See "Summary Compensation Table." Does not include 679,062 shares owned by Mr. Arnold's spouse, and 945,000 shares owned by his adult children.
   (2) Includes 200,000 shares that may be acquired under options granted September 19, 2001, at $.20 per share, until September 18, 2006.
   (3) Includes 200,000 shares that may be acquired under options granted September 19, 2001, at $.20 per share, until September 18, 2006.
   (4) Mr. Oldenwalder resigned from the Company on January 31, 2001. Includes 210,000 shares in trust for the benefit of his children. Under the terms of his separation agreement, Mr. Odenwalder transferred to the Company 2,106,600 shares of common stock after the Company removed him from his guarantee of certain Company obligations, including the office lease.
   (5)  Mr.  Herbers  resigned  on  May 8, 2001
   (6)  Mr.  Plaza  resigned  March 19, 2001.
   (7)  Mr.  Prosser  resigned  September 19, 2000.
   (8)  Mr.  Delisle  resigned  November 14, 2000.
   (9)  Ms.  Sebastiani  resigned  October 6, 2000.
   (10)   Mr.  Stanley  resigned  October 6, 2000.
   (11)   Includes  1,650,000  shares  that  may  be  acquired  under  options.

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

Item  12.  Certain  Relationships  and  Related  Transactions.

Between September 8, 2000 and June 30 2001, the Company borrowed $1,632,029 from related parties. Several notes payable to one officer and his family members totaled $1,559,547 carried 11% per annum interest and were converted to stock on September 9, 2001.

Item  13.  Exhibits  and  Reports  on  Form  8-K

On  May  10,  2001  Form  8-K  was  filed announcing the resignation of Mr. John
Herbers  from  the  Company's  Board  of  Directors.

Exhibits designated with an asterisk (*) have previously been filed with the Securities and Exchange Commission and are incorporated herein by reference to the document referenced parenthetically following the descriptions of such exhibits.

Exhibit  No.         Description
------------         -----------

(a)                  Financial Statements

The  following  financial  statements  are  filed  as  part  of  this  report

Independent Auditor's Report. . . . . . . . . . . . . . . . .  F - 1

Independent Auditor's Report. . . . . . . . . . . . . . . . .  F - 2

FINANCIAL STATEMENTS

    Consolidated Balance Sheets . . . . . . . . . . . . . . .  F - 3
    Consolidated Statements of Operations . . . . . . . . . .  F - 4
    Consolidated Statements of Stockholders' Equity (Deficit)  F - 5
    Consolidated Statements of Cash Flows . . . . . . . . . .  F - 6
Notes to Consolidated Financial Statements. . . . . . . . . .  F - 8

                          INDEPENDENT AUDITOR'S REPORT


To  the  Board  of  Directors  and  Stockholders
Inform  Worldwide  Holdings,  Inc.
Denver,  Colorado

We have audited the accompanying consolidated balance sheet of Inform Worldwide Holdings, Inc. and Subsidiaries (formerly known as Anything Corporation and Anything Internet Corporation) as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inform Worldwide Holdings, Inc. and Subsidiaries, as of June 30, 2001 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $5,609,788 during the year ended June 30, 2001 and, as of that date, had a working capital deficiency of $1,966,412 and a total stockholders' deficit of $1,902,372. The Company is dependent primarily on contributions and loans from officers and existing stockholders to meet its operating commitments and the continuance of such is uncertain. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             Ehrhardt Keefe Steiner & Hottman PC
August  28,  2001
Denver,  Colorado

                            Ronald R. Chadwick, P.C.
                           Certified Public Accountant
                             2851 South Parker Road
                                    Suite 720
                             Aurora, Colorado  80014
                               Phone (303)306-1967
                                Fax (303)306-1944


                          INDEPENDENT AUDITOR'S REPORT


Board  of  Directors
Anything  Internet  Corporation
Englewood,  Colorado

I have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Anything Internet Corporation and subsidiaries for the year ended June 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Anything Internet Corporation and subsidiaries for the year ended June 30, 2000 in conformity with generally accepted accounting principles.





/S/Ronald  R.  Chadwick,  P.C.
RONALD  R.  CHADWICK,  P.C.

Aurora,  Colorado
September  28,  2000

                            INFORM WORLDWIDE HOLDINGS, INC.
                              CONSOLIDATED BALANCE SHEETS
                                     JUNE 30, 2001


                                                                           Pro-Forma
                                                                          (Unaudited)
                                                                          ------------
ASSETS
Current assets
  Cash                                                      $    62,943   $    62,943
                                                            ------------  ------------
       Total current assets                                      62,943        62,943

Furniture and equipment, less accumulated depreciation and
 amortization of $131,167                                        47,156        47,156

Deposits                                                         16,884        16,884
                                                            ------------  ------------

Total assets                                                $   126,983   $   126,983
                                                            ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Notes payable to stockholders and affiliates              $ 1,632,029   $         -
  Accounts payable                                              160,248       160,248
  Accrued expenses                                              102,383       102,383
  Accrued interest-related party                                 97,939        97,939
  Bank line of credit                                            36,756        36,756
                                                            ------------  ------------
       Total current liabilities                              2,029,355       397,326
                                                            ------------  ------------

Stockholders' deficit
  Preferred stock, Class A, no par value 10,000,000 shares
   authorized; 0 shares issued and outstanding                        -             -
  Common stock, Class A, no par value; 50,000,000 shares
   authorized; 10,697,105 issued and outstanding              6,581,244     8,213,273
  Accumulated deficit                                        (8,483,616)   (8,483,616)
                                                            ------------  ------------
       Total stockholders' deficit                           (1,902,372)     (270,343)
                                                            ------------  ------------

Total liabilities and stockholders' deficit                 $   126,983   $   126,983
                                                            ============  ============

                                INFORM WORLDWIDE HOLDINGS, INC.
                              CONSOLIDATED STATEMENT OF OPERATIONS

                                                                         For the Years Ended
                                                                             June  30,
                                                                    ---------------------------
                                                                         2001          2000
                                                                     ------------  ------------
Sales                                                                $         -   $   685,268
Cost of sales                                                                  -       617,577
                                                                     ------------  ------------

Gross profit                                                                   -        67,691
                                                                     ------------  ------------

Selling, general and administrative expenses                           3,618,181     1,184,992
Stock based compensation                                                  52,680       755,234
                                                                     ------------  ------------
                                                                       3,670,861     1,940,226
                                                                     ------------  ------------

Loss from operations                                                  (3,670,861)   (1,872,535)
                                                                     ------------  ------------

Other income (expenses)
  Interest expense                                                      (118,131)      (16,367)
  Interest income                                                            269         4,886
  Loss on disposal of assets                                          (1,821,065)            -
                                                                     ------------  ------------
                                                                      (1,938,927)      (11,481)
                                                                     ------------  ------------

Loss before provision of income taxes                                 (5,609,788)   (1,884,016)

Income taxes                                                                   -             -
                                                                     ------------  ------------

Net loss before dividend on preferred stock                           (5,609,788)   (1,884,016)
Dividend on preferred stock                                             (373,362)            -
                                                                     ------------  ------------

Net loss available to common stockholders                            $(5,983,150)  $(1,884,016)
                                                                     ============  ============

Basic/diluted net loss per share                                     $     (0.74)  $     (0.65)
                                                                     ============  ============

Basic/diluted weighted average number of common shares
  outstanding                                                          8,031,500     2,918,842
                                                                     ============  ============

                                               INFORM WORLDWIDE HOLDINGS INC
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                         For the year ended June 30, 2001 and 2000




                                                               Preferred Stock             Common  Stock           Stock
                                                           -----------------------  -------------------------  Subscriptions
                                                             Shares       Amount      Shares        Amount      Receivable
                                                           -----------  ----------  -----------  ------------  -------------
Balance, July 1, 1999                                               -   $       -    3,040,400   $   427,900   $    (68,000)

Subscription received                                               -           -       34,000             -         68,000

Compensatory stock issuance                                    55,000     141,000      614,234       614,234              -

Shares issued on warrant exercise                                   -           -      200,000       600,000              -

Shares issued on option exercise                                    -           -      500,000       500,000              -

Sales of common and preferred stock, net of offering
expense of $38,000                                            145,500     185,000      205,000       367,000              -

Common stock converted to preferred stock                     905,654     303,418   (1,769,832)     (303,418)             -

Shares issued in acquisition                                        -           -    3,000,000     9,000,000              -

Net loss for the year ended June 30, 2000                           -           -            -             -              -
                                                           -----------  ----------  -----------  ------------  -------------

Balance, June 30, 2000                                      1,106,154     629,418    5,823,802    11,205,716              -

Sale of common stock, net of offering expense of $375,098           -           -    1,063,511       888,160              -

Common stock issued for goods and services                          -           -      218,177       179,688              -

Preferred stock converted to common stock                  (1,106,154)   (629,418)   3,318,462       629,418              -

Common stock issued for dividends on preferred stock                -           -      398,253       373,362              -

Common stock rescinded for separation agreement                     -           -     (125,100)   (6,695,100)             -

Net loss for the year ended June 30, 2001                           -           -            -             -              -
                                                           -----------  ----------  -----------  ------------  -------------
Balance at June 30, 2001                                            -   $       -   10,697,105   $ 6,581,244   $          -
                                                           ===========  ==========  ===========  ============  =============

                                                                         Stockholders'
                                                            Accumulated     Equity
                                                             Deficit      (Deficit)
                                                           ------------  -------------
Balance, July 1, 1999                                      $  (616,450)  $   (256,550)

Subscription received                                                -         68,000

Compensatory stock issuance                                          -        755,234

Shares issued on warrant exercise                                    -        600,000

Shares issued on option exercise                                     -        500,000

Sales of common and preferred stock, net of offering
expense of $38,000                                                   -        552,000

Common stock converted to preferred stock                            -              -

Shares issued in acquisition                                         -      9,000,000

Net loss for the year ended June 30, 2000                   (1,884,016)    (1,884,016)
                                                           ------------  -------------

Balance, June 30, 2000                                      (2,500,466)     9,334,668

Sale of common stock, net of offering expense of $375,098            -        888,160

Common stock issued for goods and services                           -        179,688

Preferred stock converted to common stock                            -              -

Common stock issued for dividends on preferred stock          (373,362)             -

Common stock rescinded for separation agreement                      -     (6,695,100)

Net loss for the year ended June 30, 2001                   (5,609,788)    (5,609,788)
                                                           ------------  -------------
Balance at June 30, 2001                                   $(8,483,616)  $ (1,902,372)
                                                           ============  =============

                                     INFORM WORLDWIDE HOLDINGS, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the Years Ended
                                                                      June 30,
                                                             --------------------------
                                                                 2001          2000
                                                             ------------  ------------
Cash flows from operating activities
  Net loss                                                   $(5,609,788)  $(1,884,016)
                                                             ------------  ------------
  Adjustments to reconcile net loss to net cash used by
   operating activities
    Depreciation and amortization                                990,466        42,083
    Stock based compensation                                      52,680       755,234
    Loss on disposal of assets                                 1,821,065             -
    Changes in assets and liabilities
     Accounts receivable                                          78,717             -
     Other assets                                                      -       (60,399)
     Accounts payable                                            (73,850)            -
     Accrued expenses                                             39,767             -
     Accrued interest-related party                               97,939             -
     Deposits                                                          -       (14,143)
     Other liabilities                                                 -      (156,847)
                                                             ------------  ------------
                                                               3,006,784       565,928
                                                             ------------  ------------
       Net cash used by operating activities                  (2,603,004)   (1,318,088)
                                                             ------------  ------------

Cash flows from investing activities
  Acquisition of office equipment                               (110,920)      (12,844)
  Software development costs                                           -        (9,900)
                                                             ------------  ------------
        Net cash used by investing activities                   (110,920)      (22,744)
                                                             ------------  ------------

Cash flows from financing activities
  Line of credit and reserve, net                                (91,671)      132,706
  Proceeds from note receivable, related party                   208,762             -
  Payment of note payable                                        (60,168)            -
  Proceeds from notes payable to stockholders and affiliate    1,632,029             -
  Sale of common and preferred stock                           1,263,258     1,563,051
  Offering expenses                                             (375,098)      (38,000)
  Payment on borrowings                                                -       (96,573)
                                                             ------------  ------------
        Net cash provided by financing activities              2,577,112     1,561,184
                                                             ------------  ------------

Net increase (decrease) in cash                                 (136,812)      220,352

Cash at beginning of period                                      199,755       (20,597)
                                                             ------------  ------------

Cash at end of period                                        $    62,943   $   199,755
                                                             ============  ============


Supplemental  cash  flow  information:
     Cash paid for interest during the year ended June 30, 2001 and 2000 was $19,047 and $15,966, respectively.

Supplemental  disclosure  of  non-cash  investing  and  financing  activities:
     Year  ended  June  30,  2001:
          Common stock issued for offering costs in the amount of $200,000. Acquisition of intangible assets for 130,000 shares of common stock valued at $127,008.
          Partial recission of acquisition of licensing rights through the return of common shares valued at $6,695,100.
          Common stock issued for preferred stock dividend of $373,362. Year ended June 30, 2000:
          Acquisition of licensing rights for 3,000,000 shares of common stock valued at $9,000,000.

                         INFORM WORLWIDE HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
-----------------------------------------------------------------------------

Nature  of  Organization
------------------------

The Company, operating through its subsidiary Inform Worldwide, Inc., has focused it efforts to become a location-based services provider and reseller of related software systems while pursuing other business development opportunities.

As of June 30, 2001, the Company has ceased its efforts in the field of location-based services and has been exploring other business opportunities. Presently there are no revenues from operations and the Company has needed to raise equity capital and obtain loans from stockholders to meet its operating commitments. There is no agreement or commitment from any other source to continue to provide funds to the Company and there is no assurance that the Company will obtain the needed capital to continue to operate.

As shown in the accompanying financial statements, the Company incurred a net loss of $5,609,788 during the year ended June 30, 2001 and, as of that date, the Company's current liabilities exceeded its current assets by $1,966,412. Those conditions, together with those described above, raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company is developing plans for reduction of its operating expenses and looking for potential acquisition or merger candidates; however, nothing significant has materialized to date. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principal  of  Presentation
---------------------------

The consolidated financial statements include the accounts of Inform Worldwide Holdings, Inc. (Formerly Anything Corporation & Anything Internet Corporation) and its wholly owned subsidiaries, Inform Worldwide Inc., Anything PC Internet Corporation and Anything Coffee Corporation. All significant intercompany transactions and accounts were eliminated in the consolidated financial statements.

Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

--------------------------------------------------------------------------------

Impact  of  Recently  Issued  Accounting  Pronouncements
--------------------------------------------------------

In  June 1998, June 1999 and June 2000, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an Amendment of FASB Statement No. 133." These statements establish accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. These statements require that changes in the fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement currently has no impact on the financial statements of the Company, as the Company does not hold any derivative instruments or participate in any hedging activities.

In June 2001, the Financial Accounting Standards Board issued FASB Statements No. 141 and 142. These statements, among other items, deal with the accounting for business acquisitions and intangible assets including goodwill. Among other items, these new standards will change the accounting for amortization of goodwill expense and the impairment of goodwill in a manner different than they have been in the past. The results on the financial statements would not be material to the years ended June 30, 2001 or 2000.

Fair  Value  of  Financial  Instruments
---------------------------------------

The Company has determined that the fair value of its financial instruments approximates carrying value. The carrying amounts of cash, payables and other current liabilities approximate fair value due to the short-term maturity of the instruments.

Stock-Based  Compensation
-------------------------

The Company accounts for any stock-based compensation plans using the intrinsic value method prescribed by the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued Employees" (APB25). Compensation cost for stock options, if any, is measured as the excess of the quoted market prices of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

--------------------------------------------------------------------------------

Stock-Based  Compensation  (continued)
--------------------------------------

Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation", (SFAS 123) was issued in October 1995. This accounting standard permits the use of either a fair value basis method or the method defined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees"  (APB  125)  to  account  for  stock-based compensation arrangements.
Companies that elect to use the method provided in APB 25 are required to disclose the pro forma net income and earnings per share that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of the stock-based compensation arrangements under the provision of APB 25 and, accordingly, has included the pro forma disclosures required under SFAS 123 in Note 8.

Basic  Loss  Per  Share

The Company applies the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (FAS 128). All dilutive potential common shares have an antidilutive effect on diluted per share amounts and therefore have been excluded in determining net loss per share. The Company's basic and diluted loss per share is equivalent and accordingly only basic loss per share has been presented.

Depreciation  and  Amortization
-------------------------------

Property and equipment are recorded at cost and depreciated over their estimated useful life of three to five years.

Income  Taxes
-------------

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences result primarily from the recognition of deferred expenses for tax purposes.

--------------------------------------------------------------------------------

Valuation  of  Long-Lived  Assets
---------------------------------

The company assesses valuation of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company periodically evaluates the carrying value of long-lived assets to be held and used, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Advertising
-----------

Advertising  costs  are  charged  to  operations  when  incurred.

Reclassifications
-----------------

Certain reclassifications were made to the June 30, 2000 financial statements to conform to the June 30, 2001 presentation.


NOTE  2  -  ACQUISITION  AND  RELATED  TRANSACTIONS
---------------------------------------------------

On June 30, 2000, the Company completed its acquisition of Inform Worldwide, Inc. (Inform) by issuing 3,000,000 shares of common stock in exchange for all of the outstanding common stock of Inform. The purchase was valued at $9,126,949 for the acquisition of primarily licensing rights. The Company was not successful in its efforts to realized significant benefit from the acquired rights and in January 2001, according to a separation agreement with its President and former owner of Inform, it was agreed that the acquisition would be in part rescinded and 2,106,600 shares of stock issued in the acquisition would be returned upon the removal of the former owner of Inform from certain obligations of the Company. Management is in the process of negotiating his removal from such obligations. Due to the timing of his departure and related circumstances, the pending return of common shares was deemed to be an adjustment of the original purchase transaction as if such transaction was, in part, rescinded with related consideration returned, therefore, the valuation of the licensing rights decreased by $6,319,800. The Company retained its licensing rights of all software packages acquired and intended to further develop such products together with continued acquisition or merger efforts.

NOTE  2  -  ACQUISITION  AND  RELATED  TRANSACTIONS  (CONTINUED)
----------------------------------------------------------------

In February 2001, the Company discontinued its effort to further develop the licensing rights acquired through the acquisition of Inform and commenced negotiations with other software development companies for completed emergency management information system solutions. In March 2001, an additional 125,100 shares issued during the acquisition of Inform were returned and accounted for as additional rescission as previously described and the valuation of Licensing Rights was further reduced by $375,300. As a result of the Company's decision to discontinue development of its licensing rights, the remaining capitalized licensing rights were impaired under the provisions of FASB 121 and were written off as of June 30, 2001 resulting in a loss of approximately $1.6 million.

SOFTWARE  COSTS
---------------

During 2001, the Company wrote off approximately $203,000 of capitalized E-hub and software development expenditures due to the Company's decision to discontinue development of its licensing rights.


NOTE  3  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

As of June 30, 2001, the Company had borrowed $1,632,029 from an officer and related parties. The underlying notes are due on demand and bear interest at 11% per annum interest.


NOTE  4  -  PROPERTY  AND  EQUIPMENT

As of June 30, 2001, the Company had property and equipment, which consisted of the following:

Furniture  and  fixtures                                $  66,412
Equipment                                                  63,819
Leasehold  improvements                                    48,092
                                                        ----------
       Total                                              178,323

Less: accumulated depreciation and amortization          (131,167)
                                                        ----------

Net  property  and  equipment                           $  47,156
                                                        ==========

NOTE  5  -  LEASES  AND  COMMITMENTS

The Company has entered into several operating lease agreements for which it leases office space and equipment. The lease expiration dates range from September 2001 to May 2003 with payments ranging from $300 to $18,000 per month. Lease expense for the years ended June 30, 2001 and 2000 was $235,242 and $214,224, respectively.

Future minimum lease payments under these leases are as follows for the fiscal year ended:

     For the Year Ending June 30,
     ----------------------------

                   2002                            $  229,208
                   2003                               209,195
                   2004                                   490
                                                   ----------

                     TOTAL                         $  438,893
--------------------------                         ==========


NOTE  6  -  NOTES  PAYABLE  AND  LINES-OF-CREDIT
------------------------------------------------

The Company has a $50,000 line of credit with a bank. Payments are due on the 15th of each month and interest accrues at the rate of 10.45% per annum. As of June 30, 2001, the Company's outstanding balance on the line of credit was $36,756. This line of credit is personally guaranteed by a former officer of the Company.


NOTE  7  -  INCOME  TAXES
-------------------------

As of June 30, 2001, the Company has net operating loss (NOL) carryforwards of approximately $5,550,000, which expire through 2021. The NOL's utilization may be limited due to changes in control of the Company.

Deferred tax liabilities and assets are determined based on the difference between the financial statement assets and liabilities and tax basis assets and liabilities using the tax rates in effect for the year in which the differences occur. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that based on available evidence, are not expected to be realized.

The  accompanying  balance  sheet  includes  the  following:

The income tax (benefit) consists of the following:
  Federal                                                            $1,831,000
  State                                                                 250,000
                                                                     -----------

Deferred tax asset arising from net operating loss carry-forwards:    2,081,000
Valuation  allowance                                                 (2,081,000)
                                                                     -----------

    Net  deferred  taxes                                             $        -
                                                                     ===========

The deferred tax asset and valuation allowance increased by approximately $1,187,000 during the year ended June 30, 2001.


NOTE  8  -  STOCKHOLDERS'  EQUITY
---------------------------------

The Company is authorized by its Articles of Incorporation, as amended, to issue an aggregate of 50,000,000 shares of class 'A' common stock, no par value, ("common stock"); 25,000,000 shares of class 'B' common stock, no par value ("class B common stock"); 10,000,000 shares of class 'A' preferred stock, no par value, $15 stated value ("Class A preferred stock"); and 10,000,000 shares of class 'B' preferred stock, no par value ("class B preferred stock"). No Class A or B preferred stock or Class B common stock are currently outstanding.

Stock  Based  Compensation

The Company periodically issues stock to various service providers as a form of compensation. The services are valued at the fair market value of the stock issued.

                              Preferred        Common
                            Shares Issued   Shares Issued   Fair Value
                            -------------   -------------   ----------

Year ended June 30, 2001               -          218,177   $  179,688
Year ended June 30, 2000          55,000          614,234   $  755,234

----------------------------------------------

Stock  Options

In order to retain highly skilled employees, officers and directors, outside service providers, and to obtain general funding, the Company's Board of Directors granted unqualified stock options periodically to various individuals. They are generally granted at equal or above market price and have a life of two to three years and vested immediately or after 18 months.

A  summary  of  the  status  of  the  Company's stock option plan is as follows:

                                                              June 30,
                            ---------------------------------------------------------------------------
                                            2001                                 2000
                            -------------------------------------  ------------------------------------
                                          Weighted                              Weighted
                                          Average                               Average
                             Number of    Exercise                 Number of    Exercise
                              Shares       Price     Exercisable     Shares      Price     Exercisable
                            -----------  ----------  ------------  ----------  ----------  ------------
Outstanding at beginning
 of year                     3,173,333   $    4.08      3,117,333    620,000   $   11.19        603,333
  Granted                    4,410,000        1.88                 3,597,500        1.98
  Exercised                          -           -                  (500,000)       1.00
  Canceled/expired          (2,326,000)      (3.00)                 (544,167)      (1.17)
                            -----------  ----------                ----------  ----------

Outstanding at end of
  year                       5,257,333   $    2.75      5,179,277   3,173,333  $    4.08      3,117,333
                            ===========  ==========  ============  ==========  ==========  ============

Weighted average fair
  value of options granted
  during the year and
  exercisable                                        $       0.44                          $       0.39
                                                     ============                          ============

The following information summarizes stock options outstanding and exercisable at June 30, 2001:

                                                       Weighted
                                                        Average
                                         Weighted      Remaining
                           Number of      Average     Contractual
Range of Exercise Prices    Options   Exercise Price     Life
------------------------   ---------  --------------  -----------

0.45 - $0.69               1,850,000  $         0.48         7.00
1.00 - $3.50               3,307,333  $         2.19         1.70
40.00 - $100.00              100,000  $        63.75         0.75
                           ---------

0.45 - $100.00             5,257,333  $         2.75         3.34
                           =========  ==============  ===========

----------------------------------------------

Stock  Options  (continued)

The  weighted  average  fair  value  of  options  granted  is  as  follows:

                                                 June 30,
                          ------------------------------------------------------
                                     2001                      2000
                          --------------------------  --------------------------
                           Number of     Weighted      Number of     Weighted
                            Options    Average Fair     Options    Average Fair
                          Exercisable      Value      Exercisable      Value
                          -----------  -------------  -----------  -------------
Granted during the year
 Less than fair value               -  $           -            -  $           -
 Equal to fair value                -  $           -            -  $           -
 Greater than fair value    4,410,000  $        0.44    3,597,500  $        0.39
                          -----------  -------------  -----------  -------------

                            4,410,000  $        0.44    3,597,500  $        0.39
                          ===========  =============  ===========  =============


The weighted average fair value of options granted were estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the options granted is estimated on the date of grant using the following assumptions: dividend yield of zero, expected volatility of 7% (2001) and 13%
(2000), risk-free interest rate of 5.7% (2001 and 2000) percent, and an expected life of three to nine years.

Had compensation cost for these plans been determined based on their fair value at the date of grant pursuant to SFAS 123, net loss and loss per share would have been increased to the pro forma amounts indicated as follows:

                                                     June 30,
                                            --------------------------
                                                2001          2000
                                            ------------  ------------
Net loss - as reported                      $(5,609,788)  $(1,884,016)
Net loss - pro forma                        $(7,544,119)  $(3,073,870)
Basic/diluted loss per share - as reported  $     (0.74)  $     (0.65)
Basic/diluted loss per share - pro forma    $     (0.94)  $     (1.05)

NOTE  9  -  CONTINGENCIES
-------------------------

The Company is involved in a legal action from its normal course of business. The Company does not believe it will have material financial impact towards the Company.

The Company also has an employment agreement with its CEO and Chairman with a 5-year term beginning May 4th, 2000. Compensation commitment under this employment agreement is $200,000 per annum.


NOTE  10  -  SUBSEQUENT  EVENT  AND  RELATED  PRO-FORMA  INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------

In September 2001, the Company issued 6,528,116 shares of common stock valued at $.25 per share in satisfaction of certain notes payable to stockholders and affiliates in the amount of $1,632,029.

The pro-forma information presented on the accompanying balance sheet reflects this transaction.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado on this 27th day of September, 2001.

                                         Inform  Worldwide  Holdings  Inc.



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


Signature                              Title                          Date

/s/ Larry G. Arnold
----------------------  Chief Executive Officer and Chairman
Larry G. Arnold         of the Board                          September 27, 2001

/s/ Donald Plekenpol
----------------------  Director                              September 27, 2001
Donald Plekenpol


/s/ Carolyn LaPerriere
----------------------  Assistant Secretary and Controller    September 27, 2001
Carolyn LaPerriere

/s/ J.D. Kish
----------------------  Treasurer, Secretary and Director     September 27, 2001
J.D. Kish