Form 10QSB
period 2001-09-30
INFORM WORLDWIDE HOLDINGS INC
filed 2001-11-13
CIK 1076038

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended September 30, 2001.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  transition  period  from       to
                                       ------  --------

                             Commission file number

                         Inform Worldwide Holdings, Inc.
               ---------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

                  Colorado                                  84-1425882
     ------------------------------------          -----------------------------
        (State or other jurisdiction of                  (I.R.S. Employer
        Incorporation or organization)                  Identification No.)

      10333 E. Dry Creek Road, Suite 270                      80112
    ----------------------------------------                ----------
    (Address of principal executive offices)                (Zip Code)

                   Company's telephone Number:  (303) 662-0900
                                                --------------


    --------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Check  whether  the  Company:  (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the
past  90  days.  YES  X   NO
                            ---

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at September 30, 2001
---------------------------------                  ---------------------------
Class A Common Stock, No Par Value                    15,146,086 Shares

                         Inform Worldwide Holdings, Inc.
                                      Index

PART  I.  FINANCIAL  INFORMATION
ITEM  1.  Financial  Statements
          Consolidated  Balance Sheet----------------------------------------- 2
          Consolidated  Statements  of Operations----------------------------- 4
          Consolidated  Statements  of  Stockholders Equity------------------- 5
          Consolidated Statements of Cash Flows---------------------------- 6 Notes to Consolidated Financial Statements----------------------- 7
ITEM  2.  Management's  Discussion  and  Analysis  of
          Financial  Condition  and  Results  of Operations-------------------11
PART  II. OTHER  INFORMATION
ITEM  6.  Exhibits  and  Reports  on  Form 8-K--------------------------------13
Signatures                                             -----------------------13

                         INFORM WORLDWIDE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS


                                            September 30,
                                                2001
                                            -------------
                                             (unaudited)
Current assets:
     Cash                                  $          694
                                            -------------
          Total current assets                        694
                                            -------------

Furniture and equipment, less accumulated
  depreciation of $141,798                         36,525

Deposits                                           16,884
                                            -------------
                                                   53,409
                                            -------------
                                           $       54,103
                                            =============

                         INFORM WORLDWIDE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET


                      LIABILITIES  AND  STOCKHOLDERS'  DEFICIT

                                                 September 30,
                                                     2001
                                                  -----------
                                                  (Unaudited)
Current liabilities:
     Accounts payable                            $   127,407
     Accrued expenses                                150,000
     Interest payable - related party                  2,982
     Bank line of credit                              35,814
     Notes payable - related party                   239,357
                                                  -----------
                  Total current liabilities          555,560
                                                  -----------
               Total Liabilities                     555,560
                                                  -----------

Commitments and contingencies

Stockholders' deficit:
     Preferred stock, class A, no par value
       10,000,000 shares authorized;
       0 shares issued and outstanding                     0

     Common stock, class A, no par value;
       50,000,000 shares authorized;
       15,146,086 issued and outstanding           8,220,273

     Accumulated deficit                          (8,721,730)
                                                  -----------
               Total stockholders' deficit          (501,457)
                                                  -----------
     Total liabilities and stockholders' deficit  $   54,103
                                                  ===========

                         INFORM WORLDWIDE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                           - For The Quarter Ending -
                                                                  September 30,
                                                              2001            2000
                                                         --------------  --------------
Sales                                                    $           0   $      51,636

Cost of sales                                                        0             576
                                                         --------------  --------------
Gross profit                                                         0          51,060

Selling, general and
  administrative expenses                                      204,096       1,265,748

Stock based compensation                                         7,000          15,000
                                                         --------------  --------------
(Loss) from operations                                        (211,096)     (1,229,688)
                                                         --------------  --------------
Other income (expense):
  Interest income                                                    0             269
  Interest expense                                             (27,018)         (4,747)
                                                         --------------  --------------
Income (loss) before provision for                            (238,114)     (1,234,166)
income taxes

Provision for income taxes                                           0               0
                                                         --------------  --------------
Net income (loss)                                        $    (238,114)  $  (1,234,166)
                                                         ==============  ==============
Basic/Diluted net loss per share                                 ($.02)         ($0.21)
                                                         ==============  ==============
Basic/Diluted weighted average                              15,146,086       5,988,802
number of common shares                                  ==============  ==============
outstanding

                         INFORM WORLDWIDE HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                    For the Quarter Ended September 30, 2001


                                                                                                                       Stock-
                                                     Preferred Stock         Common  Stock            Accum.          Holders'
                                                    Shares    Amount     Shares        Amount         Deficit          Deficit
                                                    -------  -------  ------------  -------------  --------------  --------------
Balances at June 30, 2001 (audited)                       -        -   10,697,105   $  6,581,244   $  (8,483,616)  $  (1,902,372)

Common stock issued in payment of debt                    -        -    6,530,581      1,632,029               -       1,632,029
Common stock rescinded for separation agreement           -        -   (2,106,600)             -               -               -
Common stock issued in payment of services                -        -       25,000          7,000               -           7,000
Net loss for the quarter ended September 30, 2001         -        -            -              -        (238,114)       (238,114)
                                                    -------  -------  ------------  -------------  --------------  --------------
Balances at September 30, 2001 (unaudited)                -        -   15,146,086   $  8,220,273   $  (8,721,730)  $    (501,457)
                                                    =======  =======  ============  =============  ==============  ==============

                         INFORM WORLDWIDE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                - For the Quarter Ended -
                                                      September  30,
                                                  2001             2000
                                              -------------  --------------
Cash flows from operating activities:
   Net loss                                   $   (238,114)  $  (1,234,166)
     Adjustments:
  Depreciation and amortization                     10,631         354,833
  Stock based compensation                           7,000          15,000
  Debt retirement                                        -         (30,000)
     Changes in:
  Accrued Interest- related party                  (94,957)              -
  Accounts receivable                                    -         226,348
  Accounts payable and accrued
    expenses                                        14,776         (50,394)
                                              -------------  --------------
   Net cash used by
    operating activities                          (300,664)       (718,379)
                                              -------------  --------------

Cash flows from investing activities:
  Acquisition of office equipment                        -          (7,601)
  Software development costs                             -          (7,765)
                                              -------------  --------------
   Net cash used by
    investing activities                                 -         (15,366)
                                              -------------  --------------

Cash flows from financing activities:
  Proceeds from notes payable -
     related parties                               239,357         360,000
  Proceeds from common stock                             -         395,149
  Payments of Notes Payable                              -         (30,168)
  Payment of bank line of credit                      (942)        (85,088)
                                              -------------  --------------
   Net cash provided by financing
    activities                                     238,415         639,893
                                              -------------  --------------
Net decrease in cash                               (62,249)        (93,852)

Cash at beginning of the Period                     62,943         199,755
                                              -------------  --------------

Cash at end of the period                     $        694   $     105,903
                                              =============  ==============


Supplemental Disclosure:
     Cash paid for interest during the quarters ended September 30, 2001 and 2000 was $27,018 and $2,062, respectively.

     Stock issued in satisfaction of notes payable - related parties of $1,632,029 during the quarter ended September 30, 2001.

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

Nature  of  Organization
------------------------
As of June 30, 2001, the Company has ceased its efforts in the field of location-based services and has been exploring other business opportunities. Presently there are no revenues from operations and the Company has needed to raise equity capital and obtain loans from stockholders to meet its operating commitments. There is no agreement or commitment from any other source to continue to provide funds to the Company and there is no assurance that the Company will obtain the needed capital to continue to operate.

As shown in the accompanying financial statements, the Company incurred a net loss of $238,114 during the quarter ended September 30, 2001 and, as of that date, the Company's current liabilities exceeded its current assets by $544,866. Those conditions together with those described above, raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company is developing plans for reduction of its operating expenses and looking for potential acquisition or merger candidates; however, nothing significant has materialized to date. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Interim  Unaudited Financial Statement
--------------------------------------
The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended June 30, 2001.

Impact  Of  Recently  Issued  Accounting  Pronouncements
--------------------------------------------------------

In June 2001, the Financial Accounting Standards Board issued FASB Statements No. 141 and 142. These statements, among other items, deal with the accounting for business acquisitions and intangible assets including goodwill. Among other items, these new standards will change the accounting for amortization of goodwill expense and the impairment of goodwill in a manner different than they have been in the past. The statement has no impact on the financial statements of the quarter ended September 30, 2001.

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

Net  income  (loss)  per  share
-------------------------------
The Company applies the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share"(FAS 128). All dilutive potential common shares have an antidilutive effect on diluted per share amounts and therefore have been excluded in determining net loss per share. The Company's basic and diluted loss per share is equivalent and accordingly only basic loss per share has been presented.

NOTE  2:  INTANGIBLE  ASSETS

Licensing  Rights
-----------------
In February 2001, the Company discontinued its effort to further develop the licensing rights acquired through the acquisition of Inform Worldwide Inc. ("Inform") on June 30, 2000 and commenced negotiations with other software development companies for completed emergency management information system solutions. In September 2001, 2,106,600 shares issued during the acquisition of Inform were returned in connection with the rescission agreement accounted for during the year ended June 30, 2001.


NOTE  3.  RELATED  PARTY  TRANSACTIONS

During the Quarter ended September 30, 2001 the Company borrowed an additional $239,357 from related parties. Furthermore, the Company paid $1,632,029 in notes payable with common stock. All current notes outstanding are due on demand and bear interest at 10% to 11% per annum. The company guarantees all notes payable with substantially all of its tangible and intangible assets.

NOTE  4.  LEASE  AND  COMMITMENTS

The Company has entered into several operating lease agreements for which it leases office space and equipment. The lease expiration dates range from October 2001 to May 2003 with payments ranging from $300 to $18,000 per month. Lease expense for both property and equipment incurred for the quarter ended
September 30, 2001 and 2000 was approximately $58,503 and $56,430. The total remaining minimum future rental payments is $380,883 of which $228,184 is current.

NOTE  5.  NOTES  PAYABLE  &  LINES  OF  CREDIT

The Company has a $50,000 line of credit with US Bank of Colorado Springs, Colorado. Payments are due on the 15th of each month and interest accrues at the rate of 10.45% per annum. At September 30, 2001, the Company's outstanding balance on this credit line was $35,814.

NOTE  6.  INCOME  TAXES

At September 30, 2001, the Company had approximately $5,780,000 of unused federal net operating loss carry-forward. The NOL's utilization may be limited due to changes in control of the Company.

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

                                                           September 30, 2001
                                                           ------------------
The income tax (benefit) consists of the following:
  Federal                                                           1,907,000
  State                                                               260,000
                                                           ------------------
Deferred tax asset arising from
  Net  operating  loss  carry-forwards:                             2,167,000
Valuation allowance                                               (2,167,000)
                                                           ------------------
                 Net Deferred Taxes                                      $  -
                                                           ==================

NOTE  7.  STOCKHOLDERS'  EQUITY

The Company is authorized by its Articles of Incorporation, as amended, to issue an aggregate of 50,000,000 shares of class 'A' common stock, no par value, ("common stock"); 25,000,000 shares of class 'B' common stock, no par value ("class B common stock"); 10,000,000 shares of class 'A' preferred stock, no par value, $15 stated value ("class A preferred stock"); and 10,000,000 shares of class 'B' preferred stock, no par value ("class B preferred stock"). No class A or B preferred stock, or class B common stock are currently outstanding.

Class  A  Common  Stock
-----------------------
The Company has 15,146,086 shares of class A common stock issued and outstanding on September 30, 2001.


Stock  Based  Compensation
--------------------------

The Company periodically issues stock to various service providers as a form of compensation. The services are valued at the fair market value of the service performed.

                                    Common Shares   Preferred Shares   Value of Services
                                           Issued             Issued            Received
Quarter ended  September 30,  2001         25,000                  0   $           7,000
Quarter ended September 30, 2000            5,000                  0   $          15,000

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

Summary
-------
A summary of the status of the Company's stock options as of September 30, 2001 and changes during the quarter ended on September 30, 2001 are presented below:

                                                        Weighted       Excerci-    Weighted
                                                           Avg.         sable        Avg.
          Options                         Shares     Exercise Price    Options    Fair value
          -------                      ------------  ---------------  ----------  -----------
Outstanding at beginning of year          5,257,333  $          2.75   5,179,277  $      0.44
                                       ------------  ---------------
Granted                                           -                -                        -
Exercised                                         -
Forfeited/Cancelled                               -

                                       ------------  ---------------
                                          5,257,333             2.75               $     0.44
                                       ============  ===============


NOTE  8.  CONTINGENCIES

The Company is involved in legal actions during normal course of business. The Company does not believe they will have material financial impact, if any.

The Company also has an employment agreement with its CEO and Chairman with a five-year term beginning May 4, 2000. Compensation commitment under this employment agreement is $200,000 per annum.

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

PLAN  OF  OPERATIONS

Our principal business plan for the next nine months is to locate and consummate a business combination or transaction with another entity engaged in a business that generates revenues, in exchange for our securities. We have not identified any particular acquisition target and do not have any agreements regarding a business combination.

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


RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2000

Revenue

Net  sales  for  the  quarter  ending  September  30,  2001  were  $0.

Gross  Profit

Gross profits for the quarter ended September 30, 2001 were $0. There was no revenue generated during the quarter ended September 30, 2001 due to change of business direction.

Selling,  General  &  Administrative  Expenses

Selling, general and administrative (SG&A) expenses for the quarter ending September 31, 2001 were $204,096 which represent a 83% decrease from $1,265,748 for the same period a year ago. The decrease in expenses is due to the Company's drastic downsizing over the past nine months. The Company downsized from nineteen employees a year ago to four employees as of September 30, 2001. The major components of these expenses for the fiscal quarter were rent, accounting and legal fees, business insurance expense, investor relations expense and salaries. Rent and lease expense represents 28% of all general and administrative expenses.

The net operating loss for the quarter ended September 30, 2001 was ($238,114) or, ($0.02) per share. This represents a decrease of 81% compared to ($1,234,166) or ($0.21) a share, for the same period a year ago. The decrease in net loss was the result of decreased operational costs. There were a total of 15,146,086 shares and 5,988,802 shares issued and outstanding as of September 30, 2001 and 2000, respectively.

Liquidity  and  Capital  Resources

As of September 30, 2001, the Company had cash on hand of $694, accounts receivable of $0. No revenues are currently anticipated through the end of the calendar year.

Net cash used for operating activities for the quarter ending September 30, 2001 totaled ($300,664) compared to ($718,379) used for operating activities for the same period a year ago. The decrease in cash used for operating activities was the result of lower selling, general and administrative expenses.

Net cash used by investing activities totaled $0 for the quarter ending September 30, 2001 compared to ($15,366) used by the Company for the same period a year ago. The decrease in investing activities was the result of changes in operational direction during the quarter ended September 30, 2001.

Net cash provided by financing activities totaled $238,415 for the quarter ending September 30, 2001 compared to $639,893 for 2000. The decrease in cash provided by financing activities was the result of a lack of sales of common and preferred stock. Financing came from borrowing activities and utilizing existing credit facilities. Because we have no revenues to pay our expenses, present management or shareholders have loaned money to the Company.

There is no agreement or commitment from any source to continue to provide funds to the Company, and there is no assurance we can obtain any needed capital. There can be no assurances that the Company's ongoing operations will begin to generate a positive cash flow or that unforeseen events may not require more working capital than the Company currently has at its disposal.

PART  II.  OTHER  INFORMATION

ITEM  3.  Changes  in  Securities

ITEM  4.  Submission of Matters to a Vote of Security Holders - None

ITEM  5.  Other  Information - None

ITEM  6.  Exhibits  and  Reports on Form 8-K

     (A)  Exhibits:  None

     (B)  Reports  on  Form  8-K:  None

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado on January 14, 2001.


Inform  Worldwide  Holdings,  Inc.

/S/  Larry  G.  Arnold
------------------------------
Larry  G  Arnold
Chief  Executive  Officer  and
Chairman  of  the  Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Title                              Date

/s/  Larry  G.  Arnold     Chief Executive Officer and        November 13, 2001
----------------------     Chairman of the Board
Larry  G.  Arnold


/s/  Carolyn  LaPerriere   Assistant Secretary,               November 13, 2001
------------------------   and Controller
Carolyn  LaPerriere


/s/  J.  D.  Kish          Director, Secretary & Treasurer    November 13, 2001
----------------------
J.  D.  Kish