Form 10QSB
period 2001-12-31
INFORM WORLDWIDE HOLDINGS INC
filed 2002-02-07
CIK 1076038

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended December 31, 2001.
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from       to
                                    -----    -----

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

Check  whether  the  Company:  (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the
past  90  days.  YES  X   NO
                             ----
     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at December 31, 2001
  ----------------------------------           --------------------------------
  Class A Common Stock, No Par Value                 15,238,998 Shares

                         Inform Worldwide Holdings, Inc.
                                      Index

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements
            Consolidated Balance Sheet---------------------------------------- 2
            Consolidated Statements of Operations----------------------------- 4 Consolidated Statements of Stockholders Deficit------------------- 5 Consolidated Statements of Cash Flows----------------------------- 6 Notes to Consolidated Financial Statements------------------------ 7
ITEM 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations---------------------10
PART II.  OTHER INFORMATION
ITEM 6.   Exhibits and Reports on Form 8-K------------------------------------13
            Signatures--------------------------------------------------------14


                         INFORM WORLDWIDE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS


                                            December 31,
                                                2001
                                           -------------
                                            (unaudited)

Current assets:
  Cash                                     $      71,479
                                           -------------
       Total current assets                       71,479
                                           -------------

Furniture and equipment, less accumulated
  depreciation of $150,654                        27,670

Deposits                                          16,884
                                           -------------
                                                  44,554
                                           -------------
                                           $     116,033
                                           =============

                        INFORM WORLDWIDE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                 December 31,
                                                     2001
                                                 ------------
                                                 (Unaudited)
Current liabilities:
  Accounts payable                               $   165,245
  Accrued expenses                                   200,000
  Interest payable - related party                    11,977
  Bank line of credit                                 35,296
  Notes payable - related party                      446,357
                                                 ------------
              Total current liabilities              858,875
                                                 ------------
            Total Liabilities                        858,875
                                                 ------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, class A, no par value
    10,000,000 shares authorized;
    0 shares issued and outstanding                        0

  Common stock, class A, no par value;
    250,000,000 shares authorized;
    15,238,998 issued and outstanding              8,225,001
                                                 ------------

  Accumulated deficit                             (8,967,843)
                                                 ------------
            Total stockholders' deficit             (742,842)
                                                 ------------
  Total liabilities and stockholders' deficit    $   116,033
                                                 ============


                                  INFORM WORLDWIDE HOLDINGS, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (unaudited)


                                      - For The Quarter Ending -    - For The Six Months Ending -
                                             December 31,                   December 31,
                                         2001           2000            2001            2000
                                     ------------  ---------------  -------------  ---------------

Sales                                $         0   $            0   $          0   $       51,636

Cost of sales                                  0                0              0              576
                                     ------------  ---------------  -------------  ---------------
Gross profit                                   0                0              0           51,060

Selling, general and
  administrative expenses                229,261        1,209,012        433,359        2,474,760

Stock based compensation                   4,728          398,363         11,728          413,363
                                     ------------  ---------------  -------------  ---------------
(Loss) from operations                  (233,989)      (1,607,375)      (445,087)      (2,837,063)
                                     ------------  ---------------  -------------  ---------------
Other income (expense):
  Interest income                              0                0              0              269
  Interest expense                       (12,123)         (24,605)       (39,140)         (29,352)
  Gain on sale of equipment                    0            1,220              0            1,220
                                     ------------  ---------------  -------------  ---------------
Income (loss) before provision for      (246,112)      (1,630,760)      (484,227)      (2,864,926)
 income taxes

Provision for income taxes                     0                0              0                0
                                     ------------  ---------------  -------------  ---------------
Net income (loss)                    $  (246,112)  $   (1,630,760)  $   (484,227)  $   (2,864,926)
                                     ============  ===============  =============  ===============
Basic/Diluted net loss per share          ($0.02)          ($0.24)        ($0.04)          ($0.45)
                                     ============  ===============  =============  ===============
Basic/Diluted weighted average        15,208,028        6,872,174     13,694,064        6,430,488
number of common shares              ============  ===============  =============  ===============
outstanding

                                         INFORM WORLDWIDE HOLDINGS, INC.
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                  For the Six Months Ended December 31, 2001

                                                                                                            Stock-
                                                  Preferred Stock       Common Stock           Accum.       Holders'
                                                   Shares  Amount    Shares       Amount       Deficit      Deficit
                                                   ------  ------  -----------  ----------  ------------  ------------

Balances at June 30, 2001 (audited)                     -       -  10,697,105   $6,581,244  $(8,483,616)  $(1,902,372)

Common stock issued in payment of debt                  -       -   6,580,511    1,632,029            -     1,632,029
Common stock rescinded for separation agreement         -       -  (2,106,600)           -            -             -
Common stock issued in payment of services              -       -      67,982       11,728            -        11,728
Net loss for the quarter ended December 31, 2001        -       -           -            -     (484,227)     (484,227)
                                                   ------  ------  -----------  ----------  ------------  ------------
Balances at December 31, 2001 (unaudited)               -       -  15,238,998   $8,225,001  $(8,967,843)  $  (742,842)
                                                   ======  ======  ===========  ==========  ============  ============


                                                      INFORM WORLDWIDE HOLDINGS, INC.
                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (Unaudited)

                                         - For the Quarter Ended-       - For the Six Months Ended-
                                                December 31,                    December 31,
                                            2001           2000            2001             2000
                                       --------------  -------------  ---------------  --------------
Cash flows from operating activities:
   Net loss                            $    (246,112)  $ (1,630,760)  $     (484,227)  $  (2,864,926)
     Adjustments:
  Depreciation and amortization                8,855        354,736           19,486         709,569
  Stock based compensation                     4,728        398,363           11,728         413,363
  Gain from sale of equipment                      -         (1,220)               -          (1,220)
  Debt retirement                                  -              -                -         (30,000)
     Changes in:
  Accrued Interest- related party              8,994              -          (85,962)              -
  Accounts receivable                              -         61,133                -         287,480
  Accounts payable and accrued
    expenses                                  87,838         54,279          102,614           3,886
                                       --------------  -------------  ---------------  --------------
   Net cash used by
    operating activities                    (135,697)      (763,469)        (436,361)     (1,481,848)
                                       --------------  -------------  ---------------  --------------

Cash flows from investing activities:
   Investment in Mapas y Datos                             (100,000)                        (100,000)
   Sale of Equipment                                          3,000                            3,000
  Purchase of Furniture/Equipment                  -         (3,786)               -         (11,387)
  Software development costs                       -        (74,123)               -         (81,888)
                                       --------------  -------------  ---------------  --------------
   Net cash used by
    investing activities                           -       (174,909)               -        (190,275)
                                       --------------  -------------  ---------------  --------------

Cash flows from financing activities:
  Proceeds from notes payable -
     related parties                         207,000        703,435          446,357       1,063,435
  Proceeds from common stock                       -              -                -         395,149
  Proceeds from Private Placement                  -        190,000                -         190,000
  Offering Expense                                 -        (56,080)               -         (56,080)
  Payments of Notes Payable                        -              -                -         (30,168)
  Payment of bank line of credit                (518)        (2,674)          (1,460)        (87,762)
                                       --------------  -------------  ---------------  --------------
   Net cash provided by financing
    activities                               206,482        834,681          444,897       1,474,574
                                       --------------  -------------  ---------------  --------------
Net decrease in cash                          70,785       (103,697)           8,536        (197,549)
Cash at beginning of the Period                  694        105,903           62,943         199,755
                                       --------------  -------------  ---------------  --------------

Cash at end of the period              $      71,479   $      2,206   $       71,479   $       2,206
                                       ==============  =============  ===============  ==============

Supplemental Disclosure:
   Cash paid for interest during the quarters ended December 31, 2001 and 2000 was $2,246 and $4,043, respectively.

                         INFORM WORLDWIDE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

Basis  of  Presentation
--------------------------
The consolidated financial statements include the accounts of Inform Worldwide Holdings, Inc. (formerly Anything Corporation & Anything Internet Corporation) and its wholly owned subsidiaries, Inform Worldwide Inc., AnythingPC Internet Corporation and Anything Coffee Corporation. All significant intercompany transactions and accounts were eliminated in the consolidated financial statements.

Nature  of  Organization
----------------------------
As of June 30, 2001, the Company has ceased its efforts in the field of location-based services and has been exploring other business opportunities. Presently there are no revenues from operations and the Company has needed to raise equity capital and obtain loans from stockholders to meet its operating commitments. There is no agreement or commitment from any other source to continue to provide funds to the Company and there is no assurance that the Company will obtain the needed capital to continue to operate.

As shown in the accompanying financial statements, the Company incurred a net loss of $484,227 during the six months ended December 31, 2001 and, as of that date, the Company's current liabilities exceeded its current assets by $787,396. Those conditions together with those described above, raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company is developing plans for reduction of its operating expenses and looking for potential acquisition or merger candidates; however, nothing significant has materialized to date. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Interim  Unaudited  Financial  Statement
--------------------------------------
The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the six months ended December 31, 2001 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended June 30, 2001.

Impact  Of  Recently  Issued  Accounting  Pronouncements
----------------------------------------------------------

In June 2001, the Financial Accounting Standards Board issued FASB Statements No. 141 and 142. These statements, among other items, deal with the accounting for business acquisitions and intangible assets including goodwill. Among other items, these new standards will change the accounting for amortization of goodwill expense and the impairment of goodwill in a manner different than they have been in the past. The statement has no impact on the financial statements of the six months ended December 31, 2001.

Use  of  Estimates
-----------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

Net  income  (loss)  per  share
--------------------------------
The Company applies the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share"(FAS 128). All dilutive potential common shares have an antidilutive effect on diluted per share amounts and therefore have been excluded in determining net loss per share. The Company's basic and diluted loss per share is equivalent and accordingly only basic loss per share has been presented.

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


NOTE  3.  RELATED  PARTY  TRANSACTIONS

During the six months ended December 31, 2001 the Company borrowed an additional $446,357 from related parties. Furthermore, the Company paid $1,632,029 in notes payable with common stock. All current notes outstanding are due on demand and bear interest at 10% to 11% per annum. The company guarantees all notes payable with substantially all of its tangible and intangible assets.

NOTE  4.  LEASE  AND  COMMITMENTS

The Company has entered into several operating lease agreements for which it leases office space and equipment. The lease expiration dates range from October 2001 to May 2003 with payments ranging from $300 to $19,063 per month. Lease expense for both property and equipment incurred for the quarter ended December 31, 2001 and 2000 was approximately $57,225 and $54,930. The total remaining minimum future rental payments is $328,979 of which $231,702 is current.

NOTE  5.  NOTES  PAYABLE  &  LINES  OF  CREDIT

The Company has a $50,000 line of credit with US Bank of Colorado Springs, Colorado. Payments are due on the 15th of each month and interest accrues at the rate of 10.45% per annum. At December 31, 2001, the Company's outstanding balance on this credit line was $35,296.

NOTE  6.  INCOME  TAXES

At December 31, 2001, the Company had approximately $6,026,000 of unused federal net operating loss carry-forward. The NOL's utilization may be limited due to changes in control of the Company.

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


                                                      December 31, 2001
                                                     -------------------

The income tax (benefit) consists of the following:
    Federal                                                   1,988,000
    State                                                       271,000
                                                     -------------------
Deferred tax asset arising from
    Net operating loss carry-forwards:                        2,259,000
Valuation allowance                                          (2,259,000)
                                                     -------------------
                 Net Deferred Taxes                  $                -
                                                     ===================

The Company is authorized by its Articles of Incorporation, as amended, to issue an aggregate of 250,000,000 shares of class 'A' common stock, no par value, ("common stock"); 25,000,000 shares of class 'B' common stock, no par value ("class B common stock"); 10,000,000 shares of class 'A' preferred stock, no par value, $15 stated value ("class A preferred stock"); and 10,000,000 shares of class 'B' preferred stock, no par value ("class B preferred stock"). No class A or B preferred stock, or class B common stock are currently outstanding.

Class  A  Common  Stock
----------------------------
The Company has 15,238,998 shares of class A common stock issued and outstanding on December 31, 2001.


Stock  Based  Compensation
---------------------------------

The Company periodically issues stock to various service providers as a form of compensation. The services are valued at the fair market value of the service performed.

                                   Common Shares  Preferred Shares   Value of Services
                                          Issued            Issued            Received
Quarter ended December 30, 2001           42,982                 0         $     4,728
Quarter ended December 30, 2000          448,253                 0         $   398,363

Stock  Options  Awards
-----------------------------
In order to retain highly skilled employees, officers and directors, outside service providers, and to obtain general funding, the Company's Board of Directors granted unqualified stock options periodically to various individuals. They are generally granted at equal or above market price and have a life of two to three years and vested immediately or after 18 months.

Summary
-------------------
A summary of the status of the Company's stock options as of December 31, 2001 and changes during the six months ended on December 31, 2001 are presented below:


                                                 Weighted      Excerci-    Weighted
                                                   Avg.          sable       Avg.
Options                             Shares    Exercise Price    Options   Fair value
--------------------------------  ----------  ---------------  ---------  -----------

Outstanding at beginning of year  5,257,333   $          2.75  5,179,277  $      0.44
                                  ----------  ---------------
Granted                             710,000   $          0.20
Exercised                                 -
Forfeited/Cancelled                 (30,000)  $          1.00

                                  5,937,333   $          2.70  5,859,277  $      0.44
                                  ==========  ===============

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


RESULTS OF OPERATIONS - QUARTER ENDED DECEMBER 31, 2001 COMPARED TO QUARTER ENDED DECEMBER 31, 2000

Revenue

Net sales for the quarters ending December 31, 2001 and 2000 as well as for the six months ending December 31, 2001 and 2000 were $0.

Gross  Profit

Gross profits for the quarters ended December 31, 2001 and 2000 as well as for the six months ended December 31, 2001 and 2000 were $0. There was no revenue generated during the six months ended December 31, 2001 due to change of business direction.

Selling,  General  &  Administrative  Expenses

Selling, general and administrative (SG&A) expenses for the six months ending December 31, 2001 were $433,359, which represents an 82% decrease from $2,474,760 for the same period a year ago. Selling, general and administrative (SG&A) expenses for the quarter ending December 31, 2001 were $229,261 whish represents a 81% decrease from $1,209,012 for the same period a year ago. The decrease in expenses is due to the Company's drastic downsizing over the past year. The Company downsized from twenty-one employees a year ago to four employees as of December 31, 2001. The major components of these expenses for the fiscal quarter were rent, accounting and legal fees, business insurance expense, investor relations expense and salaries. Rent and lease expense represents 26% of all general and administrative expenses.

The net operating loss for the six months ended December 31, 2001 was $484,227 or, $0.04 per share. This represents a decrease of 83% compared to $2,864,926 or $0.45 a share, for the same period a year ago. The net operating loss for the quarter ending December 31, 2001 was $246,112 or, $0.02 share. This represents a decrease of 85% compared to $1,630,760 or $0.24 a share for the same period a year ago. The decrease in net loss was the result of decreased operational costs. There were a total of 15,238,998 shares and 8,248,917 shares issued and outstanding as of December 31, 2001 and 2000, respectively.

Liquidity  and  Capital  Resources

As of December 31, 2001, the Company had cash on hand of $71,479, accounts receivable of $0. No revenues are currently anticipated through the end of the fiscal year.

Net cash used for operating activities for the six months ended December 31, 2001 totaled $436,361 compared to $1,481,848 used for operating activities for the same period a year ago. Net cash used for operating activities for the quarter ended December 31, 2001 totaled $135,697 compared to $763,469 used for operating activities for the same period a year ago. The decrease in cash used for operating activities was the result of lower selling, general and administrative expenses.

Net cash used by investing activities totaled $0 for the six months ended December 31, 2001 compared to $190,275 used by the Company for the same period a year ago. The decrease in investing activities was the result of changes in operational direction during the six months ended December 31, 2001.

Net cash provided by financing activities totaled $444,897 for the six months ended December 31, 2001 compared to $1,474,574 for 2000. Net cash provided by financing activities totaled $206,482 for the quarter ended December 31, 2001 compared to $834,681 for 2000. The decrease in cash provided by financing activities was the result of a lack of sales of common and preferred stock.
Financing came from borrowing activities and utilizing existing credit facilities. Because we have no revenues to pay our expenses, present management or shareholders have loaned money to the Company.

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

ITEM 3.   Changes in Securities

ITEM 4.   Submission of Matters to a Vote of Security Holders - None

ITEM 5.   Other Information - None

ITEM 6.   Exhibits and Reports on Form  8-K

     (A)  Exhibits:  None

     (B)  Reports on Form 8-K

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 8-K

                                 Current Report
          Pursuant to Section 13 or 15(d) of the Securities Act of 1934

                       Date of Report:  November 13, 2001

                         Inform Worldwide Holdings, Inc.
             (Exact name of registrant as specified in its charter)


             Colorado                     000-29994             84-1425882

  (State or other jurisdiction    (Commission File Number)     (IRS Employer
of incorporation of organization)                         Identification Number)


            10333 E. Dry Creek Road, Suite 270, Englewood, CO  80112
                         (Business address and zip code)

                                 (303) 662-0900
              (Registrant's telephone number, including area code)

                                       n/a
          (Former name or former address, if changed since last report)

Item 5.   Other Events.

          The Annual Meeting of shareholders was held on Tuesday, November 13, 2001. The shareholders approved the following items.


          1.   For the election of the following persons as Directors:
               Larry G. Arnold, number of votes cast for 9,380,507, votes cast against 1,531,862.
               Don Plekenpol, number of votes cast for 9,380,507, votes cast against 1,531,862.
               J.D. Kish, number of votes cast for 9,380,507, votes cast against 1,531,862.

          2. To increase the authorized number of Class A common stock to a total of 250,000,000 shares. Number of votes cast for 9,409,810, number of votes cast against 1,502,388, and number of abstentions 171.

          3. To amend the Articles of Incorporation regarding liability of Directors and indemnification of Directors and others. Number of votes cast for 9,364,389, number of votes cast against 1,517,219, and number of abstentions 30,761.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

November  13,  2001

                        Inform Worldwide Holdings, Inc.



                        /s/ Larry Arnold
                        ----------------------------

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado on February 7, 2002.


Inform  Worldwide  Holdings,  Inc.

/S/  Larry  G.  Arnold
----------------------
Larry  G  Arnold
Chief Executive Officer and
Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                              Title                        Date

/s/ Larry G. Arnold
----------------------  Chief Executive Officer and Chairman  February 7, 2002
Larry G. Arnold         of the Board

/s/ Carolyn LaPerriere
----------------------  Assistant Secretary, and Controller   February 7, 2002
Carolyn LaPerriere

/s/ J. D. Kish
----------------------  Director, Secretary & Treasurer       February 7, 2002
J. D. Kish