Form 10QSB
period 2002-03-31
INFORM WORLDWIDE HOLDINGS INC
filed 2002-05-15
CIK 1076038

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended March 31, 2002.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from          to
                                    ---------  ---------

                             Commission file number

                         Inform Worldwide Holdings, Inc.
               ---------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

                Colorado                                    84-1425882
     ------------------------------------          -----------------------------
       (State or other jurisdiction of                   (I.R.S. Employer
        Incorporation or organization)                  Identification No.)

      4700 Castleton Way Suite 220                    Castle Rock, CO 80104
 --------------------------------------------    -------------------------------
  (Address of principal executive offices)                  (Zip Code)

                   Company's telephone Number: (303) 662-0900
                                               --------------

     ----------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check  whether  the  Company:  (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the
past  90  days.  YES  X   NO
                     ---     ---

    State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                              Outstanding at March 31, 2002
     ------------------------                  ---------------------------------
 Class A Common Stock, No Par Value                    15,238,950 Shares

                        Inform Worldwide Holdings, Inc.
                                      Index

PART  I.  FINANCIAL  INFORMATION
ITEM  1.  Financial  Statements
               Consolidated  Balance  Sheet---------------------------------2
               Consolidated  Statements  of  Operations---------------------4
               Consolidated  Statements  of  Stockholders  Deficit----------5
               Consolidated Statements of Cash Flows--------------------6 Notes to Consolidated Financial Statements---------------7
ITEM  2.  Management's  Discussion  and  Analysis  of
          Financial  Condition  and  Results  of Operations----------------10
PART  II. OTHER  INFORMATION
ITEM  6.  Exhibits  and  Reports  on  Form 8-K-----------------------------13
Signatures-----------------------------------------------------------------14


                        INFORM WORLDWIDE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                March 31,
                                                   2002
                                             ------------------
                                                    (unaudited)
Current assets:
  Cash                                       $            8,212
                                             ------------------
      Total current assets                                8,212
                                             ------------------

Furniture and equipment, less accumulated
  depreciation of $20,448                                 2,921

Deposits                                                    500
                                             ------------------
                                                          3,421
                                             ------------------
                                             $           11,633
                                             ==================

                        INFORM WORLDWIDE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                     March 31,
                                                       2002
                                                --------------------
                                                    (Unaudited)
Current liabilities:
  Accounts payable                             $             51,045
  Other payables                                            127,407
  Accrued expenses - related party                          250,000
  Interest payable - related party                           24,481
  Bank line of credit                                        33,978
  Notes payable - related party                             501,357
                                                --------------------
      Total current liabilities                             988,268
                                                --------------------
    Total Liabilities                                       988,268
                                                --------------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, class A, no par value
    10,000,000 shares authorized;
    0 shares issued and outstanding                               0

  Common stock, class A, no par value;
    250,000,000 shares authorized;
    15,238,950 issued and outstanding                     8,225,001

  Accumulated deficit                                    (9,201,636)
                                                --------------------
      Total stockholders' deficit                          (976,635)
                                                --------------------
  Total liabilities and stockholders' deficit  $             11,633
                                                ====================


                                      INFORM WORLDWIDE HOLDINGS, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (unaudited)

                                      - For The Quarter Ending -         - For The Nine Months Ending -
                                               March 31,                            March 31,
                                         2002             2001                2002               2001
                                     -------------  -----------------  -------------------  ---------------
Sales                                $          0   $         15,345   $                0   $       66,981

Cost of sales                                   0                  0                    0              576
                                     -------------  -----------------  -------------------  ---------------

Gross profit                                    0             15,345                    0           66,405

Selling, general and
  administrative expenses                  87,804            658,575              641,417        3,133,335

Stock based compensation                        -             15,000               11,728          428,363
                                     -------------  -----------------  -------------------  ---------------
(Loss) from operations                    (87,804)          (658,230)            (653,145)      (3,495,293)
                                     -------------  -----------------  -------------------  ---------------

Other income (expense):
  Interest income                               0                  0                    0              269
  Interest expense                         (5,730)           (46,247)             (52,910)         (75,599)
  Loss on sale of equipment               (11,966)              (137)             (11,966)           1,084
  Loss on investment                            0           (100,000)                             (100,000)
  Asset impairment                              0         (1,914,351)                           (1,914,351)
                                     -------------  -----------------  -------------------  ---------------
Income (loss) before provision for       (105,500)        (2,718,965)            (718,021)      (5,583,890)
 income taxes

Provision for income taxes                      0                  0                    0                0
                                     -------------  -----------------  -------------------  ---------------
Net income (loss)                    $   (105,500)  $     (2,718,965)  $         (718,021)  $   (5,583,890)
                                     =============  =================  ===================  ===============
Basic/Diluted net loss per share           ($0.01)            ($0.32)              ($0.05)          ($0.78)
                                     =============  =================  ===================  ===============
Basic/Diluted weighted average         15,238,983          8,482,165           14,209,037        7,114,380
number of common shares              =============  =================  ===================  ===============


                                         INFORM WORLDWIDE HOLDINGS, INC.
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                     For the Nine Months Ended March 31, 2002

                                                                                                                   Stock-
                                                    Preferred Stock             Common Stock          Accum.       Holders'
                                                  Shares       Amount       Shares       Amount      Deficit       Deficit
                                                  ----------  ----------  ----------  -----------  ------------  ------------
Balances at June 30, 2001 (audited)                        -           -  10,697,105   $6,581,244  $(8,483,616)  $(1,902,372)

Common stock issued in payment of debt                     -           -   6,580,511    1,632,029            -     1,632,029
Common stock rescinded for separation agreement            -           -  (2,106,600)           -            -             -
Common stock issued in payment of services                 -           -      67,982       11,728            -        11,728
Book entry error                                                                 (48)
Net loss for the quarter ended March 31, 2002              -           -           -            -     (718,021)     (718,021)
                                                  ----------  ----------  ----------  -----------  ------------  ------------
Balances at March 31, 2002 (unaudited)                     -           -  15,238,950   $8,225,001  $(9,201,637)  $  (976,636)
                                                  ==========  ==========  ==========  ===========  ============  ============


                        INFORM WORLDWIDE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   For the Nine Months Ended
                                                           March 31,
                                                   2002                 2001
                                            ------------------  --------------------
Cash flows from operating activities:
   Net loss                                 $        (718,021)  $        (5,583,890)
     Adjustments:
  Depreciation and amortization                        23,161               954,136
  Asset Impairment                                          0             1,914,351
  Stock based compensation                             11,728               428,363
  Loss from sale of equipment                          11,966                (1,084)
  Debt retirement                                                           (30,000)
  Loss on Investment                                                        100,000
  Loss on deposit                                      16,384
     Changes in:
  Accrued Interest- related party                     (73,458)                    -
  Accounts receivable                                       -               287,480
  Accounts payable and accrued
    Expenses                                          165,821               101,412
                                            ------------------  --------------------
    Net cash used by
     operating activities                            (562,419)           (1,829,232)
                                            ------------------  --------------------


Cash flows from investing activities:
   Investment in Mapas y Datos                                             (100,000)
  Investment in E-hub/software development                                  (92,894)
   Sale of Equipment                                    9,109                 4,030
  Purchase of Furniture/Equipment                           -               (11,387)
                                            ------------------  --------------------
   Net cash used by
    investing activities                                9,109              (200,251)
                                            ------------------  --------------------

Cash flows from financing activities:
  Proceeds from notes payable -
    related parties                                   501,357             1,328,435
  Proceeds from common stock                                -               395,149
  Proceeds from Private Placement                           -               378,930
  Offering Expense                                          -               (60,099)
  Payments of Notes Payable                                 -               (95,168)
  Payment of bank line of credit                       (2,778)              (87,829)
                                            ------------------  --------------------
  Net cash provided by financing
    Activities                                        498,579             1,859,419
                                            ------------------  --------------------
Net decrease in cash                                  (54,731)             (170,064)
Cash at beginning of the Period                        62,943               199,755
                                            ------------------  --------------------

Cash at end of the period                   $           8,212   $            29,691
                                            ==================  ====================

Supplemental Disclosure:
   Cash paid for interest during the quarters ended March 31, 2002 and 2001 was $1,264 and $2,142, respectively.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $718,021 during the nine months ended March 31, 2002 and, as of that date, the Company's current liabilities exceeded its current assets by $980,056. Those conditions together with those described above, raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company is developing plans for reduction of its operating expenses and looking for potential acquisition or merger candidates; however, nothing significant has materialized to date. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Interim  Unaudited  Financial  Statement
--------------------------------------
The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the nine months ended March 31, 2002 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended June 30, 2001.

Impact  Of  Recently  Issued  Accounting  Pronouncements
----------------------------------------------------------

In June 2001, the Financial Accounting Standards Board issued FASB Statements No. 141 and 142. These statements, among other items, deal with the accounting for business acquisitions and intangible assets including goodwill. Among other items, these new standards will change the accounting for amortization of goodwill expense and the impairment of goodwill in a manner different than they have been in the past. The statement has no impact on the financial statements of the nine months ended March 31, 2002.

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


NOTE  3.  RELATED  PARTY  TRANSACTIONS

During the nine months ended March 31, 2002 the Company borrowed an additional $501,357 from related parties. Furthermore, the Company paid $1,632,029 in notes payable with common stock. All current notes outstanding are due on demand and bear interest at 10% to 11% per annum. The company guarantees all notes payable with substantially all of its tangible and intangible assets.

NOTE  4.  LEASE  AND  COMMITMENTS

The Company has entered into several operating lease agreements for which it leases office space and equipment. The lease expiration dates range from October 2001 to March 2004 with payments ranging from $300 to $19,063 per month. In March 2002, the Company abandoned the premises located at 10333 E Dry Creek
Rd Suite 270 Englewood, CO due to lack of capital and began subleasing an 800 square foot space located at 4700 Castleton Way Castle Rock CO. Lease expense for both property and equipment incurred for the quarter ended March 31, 2002 and 2001 was approximately $37,108 and $59,385. The total remaining minimum future rental payments is $290,253 of which $241,302 is current.

NOTE  5.  NOTES  PAYABLE  &  LINES  OF  CREDIT

The Company has a $50,000 line of credit with US Bank of Colorado Springs, Colorado. Payments are due on the 15th of each month and interest accrues at the rate of 10.45% per annum. At March 31, 2002, the Company's outstanding balance on this credit line was $33,978.

NOTE  6.  INCOME  TAXES

At March 31, 2002, the Company had approximately $6,260,000 of unused federal net operating loss carry-forward. The NOL's utilization may be limited due to changes in control of the Company.

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

                                                      March 31, 2002
                                                     ---------------
The income tax (benefit) consists of the following:
    Federal                                               2,065,800
    State                                                   313,000
                                                     ---------------
Deferred tax asset arising from
    Net operating loss carry-forwards:                    2,378,800
Valuation allowance                                      (2,378,800)
                                                     ---------------
      Net Deferred Taxes                             $            -
                                                     ===============

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

Class  A  Common  Stock
----------------------------
The Company has 15,238,950 shares of class A common stock issued and outstanding on March 31, 2002.


Stock  Based  Compensation
---------------------------------

The Company periodically issues stock to various service providers as a form of compensation. The services are valued at the fair market value of the service performed.

                             Common Shares  Preferred Shares   Value of Services
                                    Issued            Issued            Received

Quarter ended  March 31,  2002           0                 0                  $0
Quarter ended March 31, 2001        58,177                 0             $27,680

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

Summary
-------------------
A summary of the status of the Company's stock options as of March 31, 2002 and changes during the nine months ended on March 31, 2002 are presented below:


                                                        Weighted        Excerci-   Weighted
                                                          Avg.           sable       Avg.
           Options                    Shares         Exercise Price     Options   Fair value
           -------                ---------------  ------------------  ---------  ----------
Outstanding at beginning of year       5,257,333   $             2.75  5,179,277  $      0.44
                                  --------------      ---------------
Granted                                  710,000   $             0.20
Exercised                                      -
Forfeited/Cancelled                      (32,500)  $             1.00

                                  --------------    -----------------
                                       5,934,833   $             2.70  5,856,777  $      0.44
                                  ==============    =================

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

PLAN  OF  OPERATIONS

Our principal business plan for the next nine months is to locate and consummate a business combination or transaction with another entity engaged in a business that generates revenues, in exchange for our securities. We have looked at numerous opportunities but have not yet identified any particular acquisition target and do not have any agreements regarding a business combination.

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


RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001

Revenue

Net sales for the quarters ending March 31, 2002 and 2001 as well as for the nine months ending March 31, 2001 and 2002 were $0.

Gross  Profit

Gross profits for the quarters ended March 31, 2002 and 2001 as well as for the nine months ended March 31, 2002 and 2001 were $0. There was no revenue generated during the nine months ended March 31, 2002 due to change of business direction.

Selling,  General  &  Administrative  Expenses

Selling, general and administrative (SG&A) expenses for the quarter ending March 31, 2002 were $87,804 which represents a 86% decrease from $658,575 for the same period a year ago. The decrease in expenses is due to the Company's drastic downsizing over the past year as well as the decrease in depreciation expense due to the liquidation of assets. The Company downsized from twenty-one employees in December 2000 to four employees as of March 31, 2002. The major components of these expenses for the fiscal quarter were rent, accounting and legal fees, business insurance expense, investor relations expense and salaries. Rent and lease expense represents 41% of all general and administrative expenses.

The net operating loss for the quarter ending March 31, 2002 was $105,500 or, $0.01 share. This represents a decrease of 96% compared to $2,718,965 or $0.32 a share for the same period a year ago. The decrease in net loss was the result of decreased operational costs. There were a total of 15,238,950 shares and 8,548,661 shares issued and outstanding as of March 31, 2002 and 2001, respectively.

Liquidity  and  Capital  Resources

As of March 31, 2002, the Company had cash on hand of $8,212, accounts receivable of $0. No revenues are currently anticipated through the end of the fiscal year.

Net cash used for operating activities for the nine months ended March 31, 2002 totaled $562,419 compared to $1,829,232 used for operating activities for the same period a year ago. The decrease in cash used for operating activities was the result of lower selling, general and administrative expenses.

Net cash provided by investing activities totaled $9,109 for the nine months ended March 31, 2002 compared to ($200,251) used by the Company for the same period a year ago. The decrease in investing activities was the result of changes in operational direction during the nine months ended March 31, 2002.

Net cash provided by financing activities totaled $498,579 for the nine months ended March 31, 2002 compared to $1,858,419 for 2001. The decrease in cash provided by financing activities was the result of a lack of sales of common and preferred stock. Financing came from borrowing activities and utilizing existing credit facilities. Because we have no revenues to pay our expenses, present management or shareholders have loaned money to the Company.

There is no agreement or commitment from any source to continue to provide funds to the Company, and there is no assurance we can obtain any needed capital. There can be no assurances that the Company's ongoing operations will begin to generate a positive cash flow or that unforeseen events may not require more working capital than the Company currently has at its disposal.

PART II.  OTHER  INFORMATION

ITEM  1.  Legal  Proceedings

          The Company and its Chief Executive Officer are parties to a civil action by three shareholders of the Company alleging breach of contract, fiduciary duties and certain other items. The suit is for unspecified money damages and the Company believes it has substantial defenses to these claims.

          The Company is party to a lawsuit alleging breach of lease for office space. The case seeks possession of the premises and money damages for lost rent, attorney fees and costs. Attorney fees and costs, if any, are uncertain and have not been reflected in the accompanying financial statements.

ITEM  2.  Changes  in  Securities

ITEM  3.  Defaults  Upon  Senior  Securities  -  None

ITEM  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders  -  None

ITEM  5.  Other  Information  -  None

ITEM  6.  Exhibits  and  Reports  on  Form  8-K

    (A)  Exhibits:  None

    (B)  Reports  on  Form  8-K:  None

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Castle Rock, State of Colorado on May 15, 2002.


Inform  Worldwide  Holdings,  Inc.

/S/  Larry  G.  Arnold
----------------------
Larry  G  Arnold
Chief Executive Officer and
Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Signature               Title                                 Date

/s/ Larry G. Arnold     Chief Executive Officer and Chairman  May 15, 2002
-------------------     of the Board
Larry G. Arnold

/s/ Carolyn LaPerriere
----------------------  Assistant Secretary, and Controller   May 15, 2002
Carolyn LaPerriere


/s/ J. D. Kish
-----------------       Director, Secretary & Treasurer       May 15, 2002
J. D. Kish