Form 10KSB
period 2002-06-30
INFORM WORLDWIDE HOLDINGS INC
filed 2002-09-30
CIK 1076038

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002

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
        incorporation)

            4700 Castleton Way,Suite 220, Castle Rock, Colorado 80104
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

The  Registrant's  revenues  for  its  fiscal year ended June 30, 2002 were $ 0.

The aggregate market value of the voting stock on September 27, 2002 (consisting of  Common  Stock,  no  par  value  per  share)  held  by  non-affiliates  was approximately  $ 1,083,535 based upon the closing price for such Common Stock on said  date  ($.075),  as  reported  by  a market maker.  On such date, there were
15,238,950  shares  of  Registrant's  Common  Stock  outstanding.

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

Unless the context otherwise requires,  the "Company" refers to Inform Worldwide
Holdings Inc and its subsidiary.  The Company's  principal executive offices are located at 4700 Castleton  Way,  Suite 220,  Castle Rock,  Colorado  80104.  The
Company's  telephone  number is  303-662-0900.  The  Company  also  maintains  a worldwide  website at  www.informworldwide.com.  The  information  posted on the
Company's website is not incorporated in this annual report.

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

Item  2.  Description  of  Property

At present the Company  does not own any  property.  The Company  maintains  its headquarters in Castle Rock, Colorado at 4700 Castleton way, Suite 220, in a 400
square foot office space through a two-year lease that commenced in March, 2002.
The Company pays $400 a month, utilities included, for this leased office space.

Item  3.  Legal  Proceedings

There  are no material legal proceedings pending or, to the Company's knowledge, threatened  against  the  Company.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No  matters  were  submitted  to  a  vote  of security holders during the fourth quarter  of  fiscal  year  2001/2002.

                                     PART II

Item  5.  Market  for  Common  Equity  and  Related  Stockholder  Matters

The  Company's  Common  Stock  is quoted on the NASDAQ Over-The-Counter Bulletin
Board under the symbol "IWWH".  The Company's Common Stock began trading on July
15,  1999 with an opening bid price of $4.00 a share. As of June 30, 2002, there were approximately 400 record holders of the Company's outstanding Common Stock.

The  following  table  sets  forth the quarterly high and low sale prices of the
Company's  Common  Stock  in  each  of  the  last  four  quarters.

                          High Sales Price   Low Sale Price
                          ----------------   --------------
Fiscal 2002
-----------
    Third Quarter 2001    $          .48    $        .24
    Fourth Quarter 2001   $          .47    $        .09
    First Quarter 2002    $          .53    $        .30
    Second Quarter 2002   $          .38    $        .12

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

The following  discussion  should be read in conjunction with the audited annual
financial  statements  filed  with  this  report.   Except  for  the  historical
information contained herein, this report may contain forward looking statements that involve risks and uncertainties, including uncertainty of market acceptance of the Company's products and services, and timing of market acceptance, as well as other risks  detailed  from time to time in the  Company's  filings  with the
Securities and Exchange Commission.

PLAN OF OPERATIONS

Our  principle  business  plan for the  next  twelve  months  is to  locate  and consummate a business  combination or transaction with another entity engaged in a business that  generates  revenues,  in exchange for our  securities.  We have looked at numerous  opportunities  but have not yet  identified  any  particular acquisition  target  and  do  not  have  any  agreements  regarding  a  business combination.

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

The structure of a proposed  business  combination or transaction will depend on the nature of the opportunity and the requirements of the parties.  Negotiations will  likely  focus on the  percentage  of the Company  that the target  company shareholders  would  acquire in exchange  for all of their  shareholding  in the target company.  Any business combination or transaction will likely result in a significant  issuance of share and substantial  dilution to present shareholders of the Company.

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

RESULTS OF OPERATIONS

Fiscal Year Ending June 30, 2002, compared to Fiscal Year Ending June 30, 200l.

Revenue

Net sales for the fiscal year ending June 20, 2002, and 2001 were $0.

Gross Profit

Gross  profits for the year ended June 30, 2002,  and 200l were $0. There was no revenue generated during the twelve months ended.

Selling General & Administrative Expenses

Selling,  general and administrative (SG&A) expenses for the year ended June 30,
2002,  were $1,034,822  which  represents a 72% decrease from $3,670,861 for the same  period a year  ago.  The  decrease  in  expenses  is due to the  Company's downsizing  over the past year as well as the decrease in  depreciation  expense due  to the  liquidation  of  assets.  The  Company  downsized  from  twenty-one employees to one employee. The major components of these expenses for the fiscal quarter  were rent,  accounting  and legal  fees,  business  insurance  expense, investor relations expense and salaries.

The net operating  loss for the year ended June 30, 2002, was $1,113,674 or $.08 a share.  This  represents  a decrease of 81% compared to  $5,983,150  or $.74 a share for the same period a year ago. The decrease in net loss was the result of decreased  operational  costs.  There  were a total  of  15,238,950  shares  and
10,697,105  shares  issued  and  outstanding  as of June  30,  2002,  and  200l, respectively.

Liquidity and Capital Resources

As of June 30, 2002, the Company had cash on hand of $3,406, accounts receivable of $0. No revenues are currently  anticipated  until a business  combination  is completed.

Net cash used for operating activities for the year ended June 30, 2002, totaled
$485,616  compared to  $2,603,004  used for  operating  activities  for the same period a year ago. The decrease in cash used for  operating  activities  was the result of lower selling, general and administrative expenses.

Net cash  provided by investing  activities  totaled  $10,859 for the year ended
June 30, 2002 compared to  ($110,920)  used by the Company for the same period a year ago.  The  decrease in  investing  activities  was the result of changes in operational direction during the twelve months ended June 30, 2002.

Net cash provided by financing activities totaled $415,220 for the twelve months ended June 30,  2002,  compared to  $2,577,112  for 2001.  The  decrease in cash provided by financing activities was the result of a lack of sales of common and preferred stock. Financing came from borrowing activities and utilizing existing credit  facilities.  Because we have no  revenues to pay our  expenses,  present management or shareholders have loaned money to the Company.

There is no agreement or commitment from any source to continue to provide funds to the Company,  and there is no  assurances  we can obtain any needed  capital.
There can be no assurances that the Company's  ongoing  operations will begin to generate a positive  cash flow or that  unforeseen  events may not require  more working capital than the Company has at its disposal.

Item  7.  Financial  Statements

The  information  required  by  this  item  is  presented  as a separate section commencing  on  page  F-1.

                         INFORM WORLDWIDE HOLDINGS, INC.

                            Financial Statements and
                          Independent Auditors' Report
                                  June 30, 2002

                         INFORM WORLDWIDE HOLDINGS, INC.

                                Table of Contents

Independent Auditors' Report

Consolidated Financial Statements

Consolidated Balance Sheet

Consolidated Statements of Operations

Consolidated Statement of Stockholders' Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Inform Worldwide Holdings, Inc.
Denver, Colorado

We have audited the accompanying  consolidated balance sheet of Inform Worldwide
Holdings,  Inc. and  Subsidiaries  (formerly  known as Anything  Corporation and
Anything Internet Corporation) as of June 30, 2002, and the related consolidated statements of operations,  stockholders'  deficit,  and cash flows for the years ended June 30, 2002 and 2001. These  consolidated  financial  statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the  United  States of  America.  Those  standards  require  that we plan and perform the audit to obtain reasonable  assurance about whether the consolidated financial  statements  are free of  material  misstatement.  An  audit  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in the  consolidated  financial  statements.  An audit also includes  assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall  consolidated  financial  statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly,  in all material  respects,  the financial  position of Inform Worldwide
Holdings,  Inc. and  Subsidiaries,  as of June 30, 2002 and the results of their operations  and their cash flows for the years ended June 30, 2002 and 2001,  in conformity with accounting principles generally accepted in the United States of
America.

The  accompanying  financial  statements  have been  prepared  assuming that the
Company will continue as a going concern.  As shown in the financial  statements and as described in Note 1, the Company incurred a net loss of $1,113,674 during the year  ended  June 30,  2002 and,  as of that  date,  had a  working  capital deficiency of $1,374,987 and a total  stockholders'  deficit of $1,372,289.  The
Company is dependent  primarily  on  contributions  and loans from  officers and existing  stockholders to meet its operating  commitments and the continuance of such is uncertain.  Those conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/Ehrhardt Keefe Steiner & Hottman PC
                                             Ehrhardt Keefe Steiner & Hottman PC
August 28, 2002
Denver, Colorado

                         INFORM WORLDWIDE HOLDINGS, INC.

                           Consolidated Balance Sheet
                                  June 30, 2002

                                     Assets

Current assets
  Cash ........................................................   $       3,406
                                                                  -------------
     Total current assets .....................................           3,406

Furniture and equipment,  less accumulated  depreciation
 and amortization of $21,171 ..................................           2,198
Deposits ......................................................             500
                                                                  -------------

Total assets ..................................................   $       6,104
                                                                  =============

                      Liabilities and Stockholders' Deficit

Current liabilities
  Notes payable - stockholders and affiliates .................   $     542,625
  Accounts payable ............................................         217,679
  Accounts payable - stockholder ..............................          13,433
  Accrued expenses ............................................         231,996
  Accrued salaries - officer/stockholder ......................         300,000
  Accrued interest - related party ............................          38,684
  Line of credit ..............................................          33,976
                                                                  -------------
     Total current liabilities ................................       1,378,393
                                                                  -------------

Commitments and contingencies

Stockholders' deficit
  Preferred  stock,  Class  A, no par  value; 10,000,000
   shares authorized; 0 shares issued and outstanding .........            --
  Common  stock,  Class  A,  no par  value; 250,000,000
   shares authorized; 15,238,950 issued and outstanding .......       8,225,001
  Accumulated deficit .........................................      (9,597,290)
                                                                  -------------
     Total stockholders' deficit ..............................      (1,372,289)
                                                                  -------------

Total liabilities and stockholders' deficit ...................   $       6,104
                                                                  =============

                 See notes to consolidated financial statements.

                         INFORM WORLDWIDE HOLDINGS, INC.

                      Consolidated Statements of Operations

                                                             For the Years Ended
                                                                   June 30,
                                                         ----------------------------
                                                             2002            2001
                                                         ------------    ------------

Selling, general and administrative expenses .........   $  1,023,094    $  3,618,181
Stock based compensation .............................         11,728          52,680
                                                         ------------    ------------
                                                            1,034,822       3,670,861
                                                         ------------    ------------

Loss from operations .................................     (1,034,822)     (3,670,861)
                                                         ------------    ------------

Other income (expenses)
  Interest expense ...................................        (68,636)       (118,131)
  Interest income ....................................           --               269
  Loss on disposal of assets .........................        (10,216)     (1,821,065)
                                                         ------------    ------------
                                                              (78,852)     (1,938,927)
                                                         ------------    ------------

Loss before provision for income taxes ...............     (1,113,674)     (5,609,788)

Income taxes .........................................           --              --
                                                         ------------    ------------

Net loss before dividend on preferred stock ..........     (1,113,674)     (5,609,788)
Dividend on preferred stock ..........................           --          (373,362)
                                                         ------------    ------------

Net loss available to common stockholders ............   $ (1,113,674)   $ (5,983,150)
                                                         ============    ============

Basic/diluted net loss per share .....................   $      (0.08)   $      (0.74)
                                                         ============    ============

Basic/diluted weighted average number of common shares
 outstanding .........................................     14,447,131       8,031,500
                                                         ============    ============

                 See notes to consolidated financial statements.

                         INFORM WORLDWIDE HOLDINGS, INC.

                 Consolidated Statement of Stockholders' Deficit
                   For the Years Ended June 30, 2002 and 2001

                                                        Preferred Stock                   Common Stock                             Stockholders'
                                                  ----------------------------    ----------------------------     Accumulated        Equity
                                                      Shares         Amount          Shares          Amount          Deficit        (Deficit)
                                                  ------------    ------------    ------------    ------------    ------------    ------------

Balance, June 30, 2000 ........................      1,106,154    $    629,418       5,823,802    $ 11,205,716    $ (2,500,466)   $  9,334,668

Sale of common stock, net of offering expense
 of $375,098 ..................................           --              --         1,063,511         888,160            --           888,160

Common stock issued for goods and services ....           --              --           218,177         179,688            --           179,688

Preferred stock converted to common stock .....     (1,106,154)       (629,418)      3,318,462         629,418            --              --

Common stock issued for dividends on preferred
 stock ........................................           --              --           398,253         373,362        (373,362)           --

Common stock rescinded for separation agreement           --              --          (125,100)     (6,695,100)           --        (6,695,100)

Net loss for the year ended June 30, 2001 .....           --              --              --              --        (5,609,788)     (5,609,788)
                                                  ------------    ------------    ------------    ------------    ------------    ------------

Balance at June 30, 2001 ......................           --              --        10,697,105       6,581,244      (8,483,616)     (1,902,372)

Common stock issued in payment for debt .......           --              --         6,580,511       1,632,029            --         1,632,029

Common stock rescinded for separation agreement           --              --        (2,106,600)           --              --              --

Common stock issued in payment of services ....           --              --            67,934          11,728            --            11,728

Net loss for the year ended June 30, 2002 .....           --              --              --              --        (1,113,674)     (1,113,674)
                                                  ------------    ------------    ------------    ------------    ------------    ------------

Balance at June 30, 2002 ......................           --      $       --        15,238,950    $  8,225,001    $ (9,597,290)   $ (1,372,289)
                                                  ============    ============    ============    ============    ============    ============

                 See notes to consolidated financial statements.

                         INFORM WORLDWIDE HOLDINGS, INC.

                      Consolidated Statements of Cash Flows

                                                             For the Years Ended
                                                                   June 30,
                                                          --------------------------
                                                             2002            2001
                                                          -----------    -----------
Cash flows from operating activities
  Net loss ............................................   $(1,113,674)   $(5,609,788)
                                                          -----------    -----------
  Adjustments to reconcile net loss to net cash used by
   operating activities
    Depreciation and amortization .....................        23,883        990,466
    Stock based compensation ..........................        11,728         52,680
    Loss on disposal of assets ........................        10,216      1,821,065
    Forfeiture of lease deposits ......................        16,384           --
    Changes in assets and liabilities
     Accounts receivable ..............................          --           78,717
     Accounts payable .................................        70,864        (73,850)
     Accrued salaries - officer/stockholder ...........       200,000        100,000
     Accrued interest-related party ...................        65,370         97,939
     Accrued expenses .................................       229,613        (60,233)
                                                          -----------    -----------
                                                              628,058      3,006,784
                                                          -----------    -----------
       Net cash used by operating activities ..........      (485,616)    (2,603,004)
                                                          -----------    -----------

Cash flows from investing activities
  Acquisition of office equipment .....................          --         (110,920)
  Proceeds from the sale of equipment .................        10,859           --
                                                          -----------    -----------
       Net cash provided (used) by investing activities        10,859       (110,920)
                                                          -----------    -----------

Cash flows from financing activities
  Line of credit, net .................................        (2,780)       (91,671)
  Proceeds from note receivable, related party ........          --          208,762
  Payment of note payable .............................          --          (60,168)
  Proceeds from notes payable - stockholders and
   affiliate ..........................................       418,000      1,632,029
  Sale of common and preferred stock ..................          --        1,263,258
  Offering expenses ...................................          --         (375,098)
                                                          -----------    -----------
       Net cash provided by financing activities ......       415,220      2,577,112
                                                          -----------    -----------

Net decrease in cash ..................................       (59,537)      (136,812)

Cash at beginning of period ...........................        62,943        199,755
                                                          -----------    -----------

Cash at end of period .................................   $     3,406    $    62,943
                                                          ===========    ===========

                 See notes to consolidated financial statements.

                         INFORM WORLDWIDE HOLDINGS, INC.

                      Consolidated Statements of Cash Flows

(Continued from previous page.)

Supplemental cash flow information:

     Cash paid for  interest  during the years  ended June 30, 2002 and 2001 was
     $5,849 and $19,047, respectively.

Supplemental disclosure of non-cash investing and financing activities:

    Year ended June 30, 2002:
     Common  stock  issued  as  payment  of  $1,632,029  in notes  payable  to a stockholder.

     Conversion  of $124,625 in accrued  interest  to a  stockholder  into notes payable.

    Year ended June 30, 2001:
     Acquisition of intangible  assets for 130,000 shares of common stock valued at $127,008.

     Partial  recission of acquisition of licensing rights through the return of common shares valued at $6,695,100.

     Common stock issued for preferred stock dividend of $373,362.

                 See notes to consolidated financial statements.

                         INFORM WORLDWIDE HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Nature of Organization

The  Company had  focused  its  efforts on  becoming a  location-based  services provider and reseller of related  software systems while pursuing other business development opportunities.

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

As shown in the accompanying  financial  statements,  the Company incurred a net loss of $1,113,674 during the year ended June 30, 2002 and, as of that date, the
Company's current liabilities  exceeded its current assets by $1,374,987.  Those conditions,  together with those described above,  raise substantial doubt about the Company's ability to continue as a going concern.  Management of the Company is  developing  plans for  reduction of its  operating  expenses and looking for potential  acquisition or merger candidates;  however,  nothing  significant has materialized  to date. The financial  statements do not include any  adjustments that might be necessary if the Company is unable to continue as a going concern.

Principal of Presentation

The consolidated  financial  statements include the accounts of Inform Worldwide
Holdings,  Inc. (Formerly Anything Corporation & Anything Internet  Corporation)
and its wholly owned  subsidiaries,  Inform Worldwide Inc., Anything PC Internet
Corporation and Anything Coffee Corporation.  On June 28, 2002, Inform Worldwide
Inc. was dissolved. All significant intercompany  transactions and accounts were eliminated in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally  accepted in the United States of America requires  management to make estimates  and  assumptions  that  affect  the  reported  amount of  assets  and liabilities, disclosures of contingent assets and liabilities at the date of the financial  statements and the reporting  amount of revenues and expenses  during the reported period. Actual results could differ from those estimates.

Impact of Recently Issued Accounting Pronouncements

In June 2001, the Financial  Accounting  Standards  Board issued FASB Statements
No. 141 and 142. These  statements,  among other items, deal with the accounting for business acquisitions and intangible assets including goodwill.  Among other items,  these new  standards  will change the  accounting  for  amortization  of goodwill  expense and the impairment of goodwill in a manner different than they have been in the past. The results of the FASB statements  would not be material to the years ended June 30, 2002 or 2001.

In August 2001, the FASB issued SFAS No. 144  "Accounting  for the Impairment or
Disposal of Long-Lived  Assets,"  which is effective for fiscal years  beginning after December 15, 2001. SFAS 144 supersedes  SFAS No. 121,  "Accounting for the
Impairment of Long-Lived  Assets and for  Long-Lived  assets to be Disposed of,"
and addresses financial  accounting and reporting for the impairment or disposal of long-lived  assets.  This  statement has no material  impact on the financial statements of the Company.

Fair Value of Financial Instruments

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

Statement of Financial Accounting Standards No.123,  "Accounting for Stock-Based
Compensation,"  (SFAS 123) was issued in October 1995. This accounting  standard permits  the use of either a fair value  basis  method or the method  defined in
Accounting  Principles  Board  Opinion No. 25,  "Accounting  for Stock Issued to
Employees"  (APB  25) to  account  for  stock-based  compensation  arrangements.
Companies  that  elect to use the  method  provided  in APB 25 are  required  to disclose  the pro forma net  income  and  earnings  per share  that  would  have resulted from the use of the fair value based method. The Company has elected to continue to determine  the value of the  stock-based  compensation  arrangements under the  provision  of APB 25 and,  accordingly,  has  included  the pro forma disclosures required under SFAS 123 in Note 7.

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

Income Taxes

The  Company  recognizes  deferred  tax  liabilities  and  assets  based  on the differences  between the tax basis of assets and  liabilities and their reported amounts in the  financial  statements  that will result in taxable or deductible amounts in future years. The Company's  temporary  differences  result primarily from the recognition of deferred expenses for tax purposes. The Company provides for a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Valuation of Long-Lived Assets

The Company assesses valuation of long-lived assets in accordance with Statement of Financial  Accounting  Standards No. 121,  "Accounting  for the Impairment of
Long-Lived  Assets and for  Long-Lived  Assets to be  Disposed  of." The Company
periodically  evaluates the carrying  value of long-lived  assets to be held and used, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is  separately  identifiable  and is less than its carrying value.  In that  event,  a loss is  recognized  based on the amount by which the carrying  value  exceeds the fair market  value of the  long-lived  asset.  Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Advertising

Advertising costs are charged to operations when incurred.

Reclassifications

Certain reclassifications were made to the June 30, 2001 financial statements to conform to the June 30, 2002 presentation.

Note 2 - Acquisition and Related Transactions

On June 30, 2000, the Company  completed its  acquisition  of Inform  Worldwide,
Inc.  ("Inform") by issuing 3,000,000 shares of common stock in exchange for all of the outstanding common stock of Inform. The purchase was valued at $9,126,949 for  the  acquisition  of  primarily  licensing  rights.  The  Company  was  not successful  in its  efforts to realize  significant  benefit  from the  acquired rights  and in  January  2001,  according  to a  separation  agreement  with its
President and former owner of Inform,  it was agreed that the acquisition  would be in part  rescinded  and 2,106,600  shares of stock issued in the  acquisition would be returned  upon the removal of the former  owner of Inform from  certain obligations  of the  Company.  Due to the timing of his  departure  and  related circumstances,  the  pending  return  of  common  shares  was  deemed  to  be an adjustment of the original  purchase  transaction as if such transaction was, in part, rescinded with related consideration returned, therefore, the valuation of the licensing rights decreased by $6,319,800. The Company retained its licensing rights of all software  packages  acquired and intended to further  develop such products together with continued acquisition or merger efforts.

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

Note 3 - Notes Payable to Stockholders and Affiliates

As of June 30,  2002,  the Company  had  borrowed  $542,625  from an officer and related parties. The underlying notes are due on demand and bear interest at 11%
per annum interest.

Note 4 -Line of Credit

The Company has a $50,000  line of credit with a bank.  Payments  are due on the
15th of each month and interest  accrues at the rate of 10.45% per annum.  As of
June 30,  2002,  the  Company's  outstanding  balance  on the line of credit was
$33,976. This line of credit is personally guaranteed by a former officer of the
Company.

Note 5 - Leases and Commitments

The Company has entered into several  operating  lease  agreements  for which it leases  office space and  equipment.  In June 2002,  the Company  abandoned  its former  headquarters and discontinued making payments due under the lease terms.
Under  terms of the  lease,  the  Company  may be liable  for  aggregate  rental payments of $296,452,  which have not been made.  The operating  results for the year ended June 30, 2002 include  $197,933 in rent due for July 2002 through the end of the lease in May 2003. The remaining  leases expire in 2004 with payments ranging from $300 to $800 per month.  Lease expense for the years ended June 30,
2002 and 2001 was $240,576 and $214,224, respectively.

Future  minimum lease  payments under these leases are as follows for the fiscal year ended:

      For the Year Ending June 30,
      ----------------------------

                2003 ..............................         $   22,140
                2004 ..............................              7,690
                                                            ----------

                Total .............................         $   29,830
                                                            ==========

Note 6 - Income Taxes

As of June 30, 2002, the Company has net operating loss (NOL)  carryforwards  of
approximately   $6,398,000,   which  expire  through  2021.  All  of  the  NOL's
utilization may be limited due to changes in control of the Company.

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

The accompanying balance sheet includes the following:

Deferred tax asset arising from net operating loss
 carry-forwards: .....................................      $2,399,000
Valuation allowance ..................................      (2,399,000)
                                                            ----------

     Net deferred taxes ..............................      $       -
                                                            ==========

The  deferred  tax asset and  valuation  allowance  increased  by  approximately
$318,000  and  $1,187,000  during  the  years  ended  June 30,  2002  and  2001, respectively.

Note 7 - Stockholders' Equity

The Company is authorized by its Articles of Incorporation, as amended, to issue an  aggregate of  250,000,000  shares of Class 'A' common  stock,  no par value,
("common  stock");  25,000,000  shares of Class 'B' common  stock,  no par value
("Class B common stock"); 10,000,000 shares of Class 'A' preferred stock, no par value, $15 stated value ("Class A preferred  stock");  and 10,000,000  shares of
Class 'B' preferred stock, no par value ("Class B preferred stock").  No Class A or B preferred stock or Class B common stock is currently outstanding.

Stock Based Compensation

The Company  periodically issues stock to various service providers as a form of compensation.  The  services  are valued at the fair  market  value of the stock issued.

                                                       Common
                                                    Shares Issued     Fair Value
                                                    -------------     ----------

       Year ended June 30, 2002 ................        67,982        $    11,728
       Year ended June 30, 2001 ................       218,177        $   179,688

Stock Options

In order to retain highly skilled  employees,  officers and  directors,  outside service  providers,  and to  obtain  general  funding,  the  Company's  Board of
Directors granted unqualified stock options periodically to various individuals.
They are generally granted at equal or above market price.

A summary of the status of the Company's stock option plan is as follows:

                                                    June 30,
                       ----------------------------------------------------------------------
                                      2002                                  2001
                       --------------------------------    ----------------------------------
                                    Weighted                              Weighted
                                    Average                                Average
                       Number of    Exercise                 Number of    Exercise
                         Shares      Price   Exercisable      Shares       Price   Exercisable
                       ----------  ---------  ---------    ------------  ---------  ---------
Outstanding at
 beginning of year ..  5,257,333   $    2.75  5,179,277    $  3,173,333  $    4.08  3,117,333
  Granted ...........  1,510,000   $     .19                  4,410,000  $    1.88
  Exercised .........        -     $     -                           -   $      -
  Canceled/expired ..  (206,333)   $  (31.86)                (2,326,000) $   (3.00)
                       --------                              ----------

Outstanding at end
of year .............  6,561,000   $    1.22  6,561,000       5,257,333  $    2.75  5,179,277
                       =========   =========  =========    ============  =========  =========

Weighted average
 fair value of
 options granted
 during the year and
 exercisable .......                          $     .18                             $    0.44
                                              =========                             =========

The following  information  summarizes stock options outstanding and exercisable at June 30, 2002:

                                                                     Weighted
                                                                      Average
                                                      Weighted       Remaining
                                     Number of        Average       Contractual
    Range of Exercise Prices          Options      Exercise Price      Life
                                     ---------       ----------      ----------

          $0.18 - $0.69 ......       3,360,000       $     0.34            6.21
          $1.00 - $3.50 ......       3,201,000             2.15             .73
                                     ---------       ----------      ----------

          $0.18 - $3.50 ......       6,561,000       $     1.22            3.54
                                     =========       ==========      ==========

The weighted average fair value of options granted is as follows:

                                                        June 30,
                                 ------------------------------------------------------
                                           2002                         2001
                                 -------------------------    -------------------------
                                  Number of      Weighted      Number of      Weighted
                                   Options       Average        Options       Average
                                 Exercisable    Fair Value    Exercisable    Fair Value
                                 ---------      ----------    ---------      ----------
Granted during the year
  Less than fair value ......           -       $      -             -       $      -
  Equal to fair value  ......           -              -             -              -
  Greater than fair value ...    1,510,000            0.18    4,410,000            0.44
                                 ---------      ----------    ---------      ----------

                                 1,510,000      $     0.18    4,410,000      $     0.44
                                 =========      ==========    =========      ==========

The weighted  average fair value of options granted was estimated on the date of grant  using  the  Black-Scholes  option-pricing  model.  The fair  value of the options  granted  is  estimated  on  the  date  of  grant  using  the  following assumptions:  dividend yield of zero,  expected volatility of 161% (2002) and 7%
(2001),  risk-free interest rate of 4.5% (2002) and 5.7% (2001) percent,  and an expected life of five to ten years.

Had compensation  cost for these plans been determined based on their fair value at the date of grant  pursuant  to SFAS 123,  net loss and loss per share  would have been increased to the pro forma amounts indicated as follows:

                                                                     June 30,
                                                           ---------------------------
                                                               2002            2001
                                                           -----------     -----------

Net loss - as reported ...........................         $(1,113,674)    $(5,983,150)
Net loss - pro forma .............................         $(1,357,438)    $(7,917,481)
Basic/diluted loss per share - as reported .......         $      (.08)    $     (0.74)
Basic/diluted loss per share - pro forma .........         $      (.09)    $     (0.99)

Note 8 - Commitments and Contingencies

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
Ronald  R Chadwick,P.C. with Erhardt Keefe Steiner & Hottman, PC.  There were no disagreements  with  accountants  on accounting and financial disclosures during the  fiscal  year  of  2001/2002.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
with Section 16(a) of the Exchange Act.

     The directors, executive officers of the Company as of the date of June 30,
2002  are  as  follows:

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
Based  solely  upon  a review of (i) Forms 4 and amendments thereto furnished to the  Company  pursuant  to  Rule  16a-3(e),  promulgated under the Exchange Act, during  the  Company's  fiscal year ended June 30, 2002 and (ii) Forms 5 and any amendments  thereto  and/or  written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during  the  Company's  fiscal  year ended June 30, 2002, it has been determined that,  other  than  disclosed  below,  no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the
Exchange  Act.

The following table as of June 30, 2002, includes the name and positions of each
Reporting  Person  that  failed  to  file on a timely basis any reports required pursuant  to  Section  16(a)  during the most recent fiscal year or prior years.

Name                 Position                                Report Filed Late
----                 --------                                -----------------

Item  10.  Executive  Compensation

The  following  table sets forth the  compensation  paid  during the fiscal year ending June 30, 2002 to the Company's  Chief  Executive  Officer and each of the
Company's   officers  and  directors.   No  executive   officers   received  any
compensation in fiscal 1998, no person received compensation  exceeding $200,000 in fiscal  1999,  no bonuses  were awarded  during  fiscal 1999,  and no persons received compensation from the Company prior to fiscal 1999.

                                     Annual Compensation                 Awards              Payouts
                                  ------------------------   ---------------------------- --------------
                                                Bonus &
    Name                                         Other         Restricted    Securities
and Principal                                    Annual           Stock      Underlying        LTIP
   Other                  Fiscal                 Compen-         Award(s)    Options/SAR      Payouts         All
  Position                 Year     Salary($)    sation($)         ($)            (#)            ($)          ($)
----------------         -------- ------------ -----------   -------------- ------------- ---------------  ------------

Larry G. Arnold
CEO and Chairman           2002     $200,000*       $0                          200,000
of the Board               2001     $200,000        $0            $10,000     1,000,000
                           2000     $ 41,667        $0                           50,000

                           1999        N/A          N/A                           N/A            N/A           N/A

Edgar P.                   2002     $      0
Odenwalter III             2001     $106,823        $0                                0
Prior President and        2000        N/A          N/A                           N/A            N/A           N/A
Director                   1999        N/A          N/A                           N/A            N/A           N/A

Donald W. Prosser          2002     $      0
Prior CFO                  2001     $ 50,000        $0            $     0             0                         0
Secretary &                2000     $100,000        $0            $50,000       250,000          N/A            0
Treasurer                  1999        N/A          N/A           $40,000       200,000          N/A           N/A

Carole Baumbusch           2002     $      0
Prior Chief                2001     $ 50,832        $0                                0
Operating Officer          2000        N/A          N/A                           N/A            N/A           N/A
                           1999        N/A          N/A                           N/A            N/A           N/A

Gabriel Coch               2002     $      0
Prior VP, Technical        2001     $ 90,879        $0                                0
Operations                 2000        N/A          N/A                           N/A            N/A           N/A
                           1999        N/A          N/A                           N/A            N/A           N/A

Alfred W. Delisle          2002     $      0
Prior Business             2001     $ 55,522        $0                                0
Development Manager        2000     $ 43,333        $0                           35,000          N/A           N/A
and Director               1999     $ 16,923        N/A                         100,000

Mitzi Q. Mitchell          2002     $      0
Prior Controller,          2001     $ 66,625        $0                                0
Assistant Secretary,       2000        N/A          N/A                           N/A            N/A           N/A
Assistant Treasurer        1999        N/A          N/A                           N/A            N/A           N/A

Carolyn LaPerriere         2002     $ 40,250
Controller,                2001     $ 22,977        $0                            5,000
Assistant Secretary        2000        N/A          N/A                           N/A            N/A           N/A
                           1999        N/A          N/A                           N/A            N/A           N/A

John Herbers               2002     $      0
Prior Director             2001        N/A          N/A                          10,000          N/A           N/A
                           2000        N/A          N/A                           N/A            N/A           N/A
                           1999        N/A          N/A                           N/A            N/A           N/A

Donald Plekenpol,          2002     $      0                                    200,000
Director                   2001        N/A          N/A                          10,000          N/A           N/A
                           2000        N/A          N/A                           N/A            N/A           N/A
                           1999        N/A          N/A                           N/A            N/A           N/A

J.D. Kish,                 2002     $      0                                    200,000
Director,                  2001        N/A          N/A                          10,000          N/A           N/A
Treasurer and              2000        N/A          N/A                           N/A            N/A           N/A
Secretary                  1999        N/A          N/A                           N/A            N/A           N/A

* Accrued but not paid

The following table sets forth information on executive stock options granted to the executive officers of the Company as of September 27, 2002.

                                                   Percent of Total
                           Number of Securities      Options/SARs
                                Underlying       Granted to Employees
                               Options/SARs      as of September 27,    Exercise of Base
            Name                Granted (#)             2002(1)          Price ($/share)          Expiration Date
-------------------------  --------------------  ---------------------  ------------------  ---------------------------

Larry G. Arnold                  1,000,000                   19%           $ 3.00                   April 18, 2003
                                    50,000                                 $ 2.00                   April 16, 2003
                                   200,000                                 $  .20                   October 18, 2006
Donald W. Prosser                  250,000                    7%           $ 3.00                   April 15, 2003
                                   200,000                                 $ 1.00                   November 15, 2002
Alfred W. Delisle                  100,000                    2%           $ 1.00                   November 15, 2002
J. Scott Sitra (2)                 700,000                   11%           $ 1.00                   October 31, 2002

(1)  Based on total of 6,561,000 options granted and outstanding.

(2)  Mr.  Sitra served as the  Company's  CEO & Chairman of the Board from March
     30, 1999 to October 10,  1999.  The options were granted in lieu of salary,
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

Item 11. Security Ownership of Beneficial Owners and Management

The following  table sets forth  information  for the fiscal year ended June 30,
2002, regarding the beneficial ownership of our Common Stock as of September 27,
2002, by (i) each Director of the Company,  (ii) each  executive  officer of the
Company,  (iii) all directors and executive  officers as a group,  and (iv) each person  known to the Company to be the  beneficial  owner of more than 5% of its outstanding shares of common stock.

                        Directors and Executive Officers

       Name and Address of Beneficial Owner          Amount Owned       Percent of Class
       ------------------------------------        ---------------     ------------------

Larry G. Arnold, CEO & Chairman of the Board (1)       6,696,720               39%
c/o Inform Worldwide Holdings, Inc.
4700 Castleton Way,Suite 220
Castle Rock, CO  80104

Donald Plekenpol, Director (2)                           221,250              1.3%
c/o Inform Worldwide Holdings, Inc.
4700 Castleton Way,Suite 220
Castle Rock, CO  80104

J. D. Kish, Director (3)                                 210,000              1.2%
c/o Inform Worldwide Holdings, Inc.
4700 Castleton Way,Suite 220
Castle Rock, CO  80104

Edgar P. Odenwalder III, Former President &
  Director (4)                                           210,000              1.2%
1684 E. Lake Dr.
Littleton, CO  80121

John Herbers, Former Director (5)                         10,000                *
16473 E. Powell
Centennial, CO 80015

Mario Plaza, Former Director (6)                               0                *
5333 Golden Willow Drive
Ft. Collins, CO  80528

Donald W. Prosser, Former Director (7)                    72,200                *
9683 S. Golden Eagle
Highlands Ranch, CO  80126

Alfred Delisle, Former Director (8)                       71,535              1.5%
4525 S. Renellie Dr.
Tampa, FL  33611

Karen Sebastiani, Former Director (9)                     11,760                *
6025 Eagles Nest Dr.
Colorado Springs, CO  80918

Lawrence Stanley, Former Director (10)                    30,593                *
5735 Velvet Court
Colorado Springs, CO  80918

Directors and Executive officers as a
 group (3 persons)  (11)                               7,127,970             41.4%

Five Percent Shareholders:

CEDE & CO.                                             2,975,779              13.9%
55 Water Street
New York, NY  10041

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

Item  12.  Certain  Relationships  and  Related  Transactions.

Between September 8, 2000 and June 30 2002, the Company borrowed $2,050,029 from related  parties.  Several notes  payable to one officer and his family  members totaled  $1,977,547  carried 11% per annum interest and $1,632,029 was converted
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

Exhibit No.                  Description

(a) Financial Statements

The  following  financial  statements  are  filed  as  part  of  this  report

                                   SIGNATURES

In accordance  with the  requirements  of Section 13 or 15(d) of the  Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its  behalf  by the  undersigned,  thereunto  duly  authorized,  in the  City of
Englewood, State of Colorado on this 30th day of September, 2002.

Inform Worldwide Holdings Inc.

By: /s/ Larry G Arnold
    -------------------
        Larry G Arnold
        President, Chief Executive
        Officer andDirector

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following  persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                              Date
---------                      -----                              ----

/s/ Larry G. Arnold           Chief Executive Officer
----------------------        and Chairman of the Board
Larry G. Arnold                                               September 30, 2002

/s/ Donald Plekenpol          Director
----------------------                                        September 30, 2002
Donald Plekenpol

/s/ J.D. Kish                 Treasurer, Secretary and
----------------------        Director                        September 30, 2002