Form 10QSB
period 2002-09-30
INFORM WORLDWIDE HOLDINGS INC
filed 2002-11-14
CIK 1076038

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities  Exchange
Act of 1934 for the fiscal quarter ended September 30, 2002.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
Act of 1934

                  For the transition period from _____ to _____

                        Commission file number 000-29994

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
--------------------------------------------------------------------------------
          (Address of principal executive                (Zip Code)
                      offices)

                   Company's telephone Number: (303) 662-0900

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

                 Class                           Outstanding at November 11, 2002
---------------------------------------         ---------------------------------
   Class A Common Stock, No Par Value                   15,238,950 Shares

Transitional Small Business Disclosure Format (Check one):  Yes (  )  No (X)

                              Inform Worldwide Holdings, Inc.
                                           Index

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
            Consolidated Balance Sheet
            Consolidated Statements of Operations
            Consolidated Statements of Stockholders' Deficit
            Consolidated Statements of Cash Flows
            Notes to Consolidated Financial Statements
ITEM 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations
ITEM 3. Controls and Procedures
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
ITEM 2. Changes in Securities
ITEM 3. Defaults Upon Senior Securities
ITEM 4. Submission of Matters to Vote of Security Holders
ITEM 5. Other Information
ITEM 6.  Exhibits and Reports on Form 8-K
Signatures

                         INFORM WORLDWIDE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                       ASSETS

                                            September 30,
                                                2002
                                           ---------------
                                             (unaudited)
 Current assets:
    Cash                                        $1,197
                                           -----------
             Total current assets                1,197
                                           -----------

 Furniture and equipment, less accumulated
    depreciation of $21,894                      1,475

 Deposits                                          500
                                           -----------
                                                 1,975
                                           -----------
 Total assets                                   $3,172
                                           ===========

                         INFORM WORLDWIDE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                             September 30,
                                                2002
                                             ------------
                                             (Unaudited)
 Current liabilities:
     Accounts payable                         $   212,692
     Accounts payable - related party              13,433
     Accrued expenses                             231,996
     Accrued expenses - related party             303,000
     Interest payable - related party              45,212
     Bank line of credit                           33,976
     Notes payable - related party                571,625
                                             ------------
           Total current liabilities            1,411,934
                                             ------------
           Total liabilities
                                                1,411,934
                                             ------------

 Commitments and contingencies

 Stockholders' deficit:
     Preferred stock, class A, no par value
       10,000,000 shares authorized;
       0 shares issued and outstanding                  0

     Common stock, class A, no par value;
       250,000,000 shares authorized;
       15,238,950 shares issued and
       outstanding                              8,225,001

     Accumulated deficit                       (9,633,763)
                                             ------------
           Total stockholders' deficit         (1,408,762)
                                             ------------
 Total liabilities and stockholders' deficit     $  3,172
                                             ============

                         INFORM WORLDWIDE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                - For The Quarter Ending -
                                       September 30,
                                    2002           2001
                            ------------------------------
Sales                            $       0       $       0

Cost of sales                            0               0
                            ------------------------------
Gross profit                             0               0

Selling, general and
  administrative expenses           29,945         204,096

Stock based compensation                 0           7,000
                            ------------------------------
Total expenses                      29,945         211,096
                            ------------------------------
Loss from operations               (29,945)       (211,096)
                            ------------------------------
Other expense:
  Interest expense                  (6,528)        (27,018)
                            ------------------------------

Net loss                        $  (36,473)    $  (238,114)
                              ============    ============
Basic/Diluted net loss per
share                              ($0.00)         ($0.02)
                              ============    ============
Basic/Diluted weighted
average number of               15,238,950      15,146,086
common shares                 ============    ============

                         INFORM WORLDWIDE HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  For the Three Months Ended September 30, 2002

                         Preferred Stock        Common Stock        Accumulated  Stockholders'
                         Shares    Amount     Shares       Amount      Deficit       Deficit
                       -----------------------------------------------------------------------
Balances at June 30,           -  $      -   15,238,950  $8,225,001  $(9,597,290)  $(1,372,289)
2002 (audited)

Net loss                       -         -           -           -       (36,473)      (36,473)
                       -----------------------------------------------------------------------
Balances at September
30, 2002 (unaudited)           -  $      -   15,238,950  $8,225,001  $(9,633,763)  $(1,408,762)
                        ========= =========  ==========  ==========  ===========   ===========

                         INFORM WORLDWIDE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                           For the Three
                                           Months Ended
                                           September 30,
                                         2002         2001
                                      ----------------------
Cash flows from operating activities:
   Net loss                            $ (36,473) $ (238,114)
                                      ----------------------
     Adjustments:
        Depreciation and amortization        723      10,631
        Stock based compensation               0       7,000
     Changes in assets and
      liabilities:
        Accounts payable and accrued
         expenses                         (1,987)     14,776
        Accrued interest - related
         party                             6,528     (94,957)
                                      ----------------------
                                           5,264     (62,550)
                                      ----------------------
Net cash used in operating activities    (31,209)   (300,664)
                                      ----------------------
Cash flows from financing activities:
  Proceeds from notes payable -
     related parties                      29,000     239,357
  Payment on bank line of credit               0       (942)
                                      ----------------------
Net cash provided by financing
    activities                            29,000     238,415
                                      ----------------------
Net decrease in cash                      (2,209)    (62,249)
Cash at beginning of the period            3,406      62,943
                                      ----------------------

Cash at end of the period              $   1,197     $   694
                                       =========  ==========

Supplemental Disclosure:

     Cash paid for interest  during the quarters  ended  September  30, 2002 and
2001 was $0 and $27,018, respectively.

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

Nature of Organization
----------------------------

The  Company had  focused  its  efforts on  becoming a  location-based  services provider and reseller of related software systems while exploring other business development  opportunities.  The Company has ceased these  efforts and presently there are no revenues from operations and the Company has needed to raise equity capital and obtain loans from  stockholders  to meet its operating  commitments.
There is no agreement or commitment from any other source to continue to provide funds to the Company and there is no assurance  that the Company will obtain the needed capital to continue to operate.

As shown in the accompanying  financial  statements,  the Company incurred a net loss of $36,473 during the three months ended September 30, 2002 and, as of that
date,  the  Company's  current  liabilities   exceeded  its  current  assets  by
$1,410,737.   Those  conditions  together  with  those  described  above,  raise substantial  doubt about the Company's  ability to continue as a going  concern.
Management  of the Company is  developing  plans for  reduction of its operating expenses and looking for potential  acquisition or merger  candidates;  however, nothing  significant has  materialized to date. The financial  statements do not include  any  adjustment  that might be  necessary  if the  Company is unable to continue as a going concern.

Interim Unaudited Financial Statement
--------------------------------------

The interim  financial  statements  are  unaudited  and reflect all  adjustments
(consisting only of normal recurring  adjustments)  which are, in the opinion of management,  necessary for a fair  presentation  of the  financial  position and operating  results for the interim  periods.  The results of operations  for the three months ended  September  30, 2002 are not  necessarily  indicative  of the results  of the  entire  year.  The  financial  statements  included  herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form
10-KSB filing. These financial statements should be read in conjunction with the financial  statements  and notes thereto  contained in the Company's Form 10-KSB for the year ended June 30, 2002.

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

NOTE 3.  RELATED PARTY TRANSACTIONS

During the quarters ended September 30, 2002 and September 30, 2001, the Company borrowed an additional $29,000 and $239,357, respectively, from related parties.

NOTE 4.  LEASE AND COMMITMENTS

The Company has entered into several  operating  lease  agreements  for which it leases office space and equipment. The lease expiration dates range from October
2001 to March 2004 with  payments  ranging  from $300 to $19,063  per month.  In
March 2002, the Company  abandoned the premises located at 10333 E Dry Creek Rd.
Suite 270,  Englewood,  Colorado due to lack of capital and began  subleasing an
800 square foot space  located at 4700  Castleton  Way,  Castle  Rock  Colorado.
Accrued liabilities  include accrued rent of approximately  $296,000 relating to rentals due through the term of the abandoned  lease recorded upon  abandonment.
Lease expense for both property and  equipment  incurred for the quarters  ended
September 30, 2002 and 2001 was approximately $3,434 and $58,503,  respectively.
Total remaining  minimum future rental payments is $286,819 of which $237,868 is current.

NOTE 5.  NOTES PAYABLE & LINES OF CREDIT

The  Company  has a $50,000  line of credit  with US Bank of  Colorado  Springs,
Colorado. Payments are due on the 15th of each month and interest accrues at the rate of 10.45% per annum.  At September  30,  2002,  the  Company's  outstanding balance on this line of credit was $33,976.

NOTE 6.  INCOME TAXES

At  September  30,  2002,  the Company had  approximately  $6,431,000  of unused federal net operating loss  carry-forward.  The NOL's utilization may be limited due to changes in control of the Company.

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

                                         September 30, 2002
                                       ------------------------
Deferred tax asset arising from
 net operating loss carry-forwards:          $ 2,379,000
Valuation allowance                           (2,379,000)
                                       ------------------------
        Net deferred taxes                   $        -
                                           ==============

NOTE 7.  STOCKHOLDERS' EQUITY

The Company is authorized by its Articles of Incorporation, as amended, to issue an  aggregate of  250,000,000  shares of class `A' common  stock,  no par value,
("common  stock");  25,000,000  shares of class `B' common  stock,  no par value
("class B common stock"); 10,000,000 shares of class `A' preferred stock, no par value, $15 stated value ("class A preferred  stock");  and 10,000,000  shares of class `B' preferred stock, no par value ("class B preferred stock").  No class A or B preferred stock, or class B common stock are currently outstanding.

Class A Common Stock
----------------------------

The Company has 15,238,950 shares of class A common stock issued and outstanding on September 30, 2002.

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

Summary
-------------------

A summary of the status of the Company's  stock options as of September 30, 2002 and changes  during the three months ended on September  30, 2002 are  presented below:
                                                 Weighted
                                                   Avg.      Excerci-    Weighted
                                                 Exercise     sable        Avg.
               Options                 Shares     Price      Options    Fair value
               -------                 ------    --------    --------   ----------

Outstanding at beginning of year      6,561,000     $1.22    6,561,000     $0.18
                                      ---------   -------
Granted                                      -          -
Exercised                                    -          -
Forfeited/Cancelled                          -          -

                                      ---------   -------
                                      6,561,000     $1.22    6,561,000     $0.18
                                      =========   =======

NOTE 8. CONTINGENCIES

The Company is involved in legal  actions  during the normal course of business.
The Company does not believe they will have material financial impact, if any.

Item 2. Management's Discussion and Analysis or Plan of Operations.
-------------------------------------------------------------------

The  following  discussion  should  be read in  conjunction  with the  unaudited quarterly financial statements filed with this report. Except for the historical information,  this report may contain  forward  looking  statements that involve risks  and  uncertainties,  including  risks  detailed  from time to time in our reports filed with the Securities and Exchange Commission.

PLAN OF OPERATIONS

We have not had  revenues  from  operations  in the prior  fiscal year or in the fiscal quarter covered by this report.

Our plan of operations  for the next twelve months is to locate and consummate a business  combination  or similar  transaction  with another entity engaged in a business  that  generates  revenues,  in exchange  for our  securities.  We have reviewed numerous potential  opportunities but have not yet concluded a business combination.

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

We  intend  to  contact  investment   bankers,   corporate  financial  analysts,
broker-dealers  and other  investment  industry  professionals  through  various media. We may also identify  prospective  candidates for a business  combination through  present  and  future  associations  of  our  officers,  directors,  and shareholders.  We do not  intend to limit our search to any  specific  business, industry,  or location.  Our search will initially be directed  toward small and medium-sized  enterprises that have a desire to become public  corporations.  In analyzing prospective candidates, we will consider factors such as the available resources,  working capital, financial requirements,  any history of operations, and prospects for the future.

The structure of a proposed  business  combination or similar  transaction  will depend on the nature of the  opportunity  and the  requirements  of the parties.
Negotiations  will likely focus on the percentage  ownership of the Company that the target  company  shareholders  would  acquire in  exchange  for all of their ownership in the target company.  Any business  combination or transaction  will likely result in a significant  issuance of shares and  substantial  dilution to present stockholders of the Company.

We expect  that any  securities  issued in a  business  combination  or  similar transaction would be issued in reliance upon exemption from  registration  under applicable  federal and state securities laws. In some  circumstances,  all or a part of such securities may be registered with the SEC.

We do not presently  have revenue from  operations.  Therefore,  we will have to raise  capital in the next twelve  months to pay  expenses.  We do not expect to acquire  any plant or  significant  equipment  other  than  through  a  business combination.

Because  we  have  no  revenues  to pay  our  expenses,  present  management  or shareholders have loaned money to the Company. We presently rely upon such loans each month in order to satisfy our cash  requirements.  There is no agreement or commitment  from any source to continue  to provide  funds to the  Company,  and there is no assurance we can obtain any needed  capital.  The most likely source of cash flow from  operations  will be from a prospective  merger or acquisition candidate. If we do not complete a business combination and obtain revenues from operations in a reasonable  period of time, we may be required to reconsider our business  strategy,  which could result in the  bankruptcy or dissolution of the
Company.

RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES - QUARTER ENDED SEPTEMBER
30, 2002 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2001

Selling, general and administrative expenses for the quarter ended September 30,
2002 were  $29,945  compared to $204,096 for the same period on 2001 as a result of reductions in rent expense and salaries and wages. The Company downsized from four  employees  in 2001 to one in 2002  and  decreased  officer  salaries  from approximately  $16,666 per month to $1,000 per month. This decrease in operating costs reduced the net loss to $(36,473) or $(0.00) per share from  $(238,114) or
$(.02)  per  share  for  the  quarters  ended   September  30,  2002  and  2001,
respectively.

The above mentioned cost  reductions and  culmination in operations  resulted in cash used in operations to increase to $(31,209) for the quarter ended September
30, 2002 from $(300,664) for the quarter ended September 30, 2001. Cash provided by financing activities decreased to $29,000 for the quarter ended September 30,
2002 from $238,415 for the quarter ended September 30, 2001 primarily due to the reduction of loans from related parties required to fund operations.

Item 3.  Controls and Procedures
--------------------------------

The Company, under the supervision of the chief executive and financial officer, has conducted an evaluation of the  effectiveness of the design and operation of the Company's  disclosure  controls and procedures  within 90 days of the filing date of this quarterly  report.  Based upon the results of this evaluation,  the
Company believes that they maintain proper  procedures for gathering,  analyzing and  disclosing  all  information  in a timely  fashion  that is  required to be disclosed in its Exchange Act reports. There have been no significant changes in the Company's controls subsequent to the evaluation date.

Part II  Other Information

Item 1. Legal Proceedings.
--------------------------

The Company is a defendant in a civil lawsuit in El Paso County  District Court,
Colorado Springs, Colorado, Lloyd K Parrish, Jr., et. al. v. Larry D. Arnold and
Inform  Worldwide  Holdings,  Inc. The plaintiffs filed this lawsuit on or about
March,  2002,  alleging that the Company and Mr.  Arnold  breached a contract in delaying its resale of certain common stock.  The Plaintiffs seek an unspecified amount of damages.  The Company  believes the case is without  merit and will be vigorously defended.

Item 2. Changes in Securities.      not applicable
------------------------------

Item 3. Defaults Upon Senior Securities.        not applicable
----------------------------------------

Item 4. Submission of Matters to Vote of Security Holders.  not applicable
----------------------------------------------------------

Item 5. Other Information.
--------------------------

The  annual  meeting  of  shareholders  will  be  held  on  December  20,  2002.
Shareholders  of record at the close of  business  on  November  25,  2002,  are entitled to vote at the annual meeting. The item for business is the election of
Directors.  Larry G. Arnold, J.D. Kish, and Don Plekenpol are nominated to serve on the Board of Directors.

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

(a) Exhibit  99(i)  Certification  of Principal  Executive  and  Accounting  and
Financial  Officer,  Larry G. Arnold  pursuant  to 18 U.S.C.  Section  1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance  with the  requirements  of the Exchange Act, the  registrant  has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Inform Worldwide Holdings, Inc.

Dated: November 14, 2002         By: /s/ Larry G. Arnold
                                     -------------------
                                     Larry G. Arnold, Chief Executive, Financial
                                      and Accounting Officer

                                  CERTIFICATION

I, Larry G. Arnold, certify that:

1.   I have reviewed this  quarterly  report on Form 10-QSB of Inform  Worldwide
     Holdings, Inc.;

2.   Based on my knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this  quarterly  report,  fairly  present  in all material respects the financial  condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this quarterly report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a)  designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during  the  period in which  this  quarterly report is being prepared;

     (b)  evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors  and the audit committee of  registrant's  board of directors (or persons  performing  the equivalent functions):

     (a)  all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  registrant's  ability to
          record,  process,   summarize  and  report  financial  data  and  have
          identified for the  registrant's  auditors any material  weaknesses in internal controls; and

     (b)  any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal controls; and

6.   The  registrant's  other  certifying  officers and I have indicated in this quarterly report whether or not there were significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                   /s/ Larry G. Arnold
                                          ------------------------------
                                          Larry G. Arnold
                                          Title: Chief Executive, Financial and
                                                 Accounting Officer