Form 10QSB
period 2002-12-31
INFORM WORLDWIDE HOLDINGS INC
filed 2003-02-13
CIK 1076038

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X]  Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the fiscal quarter ended December 31, 2002.

[ ]  Transition  report  pursuant  to  section  13 or 15(d) of  the   Securities
     Exchange Act of 1934 For the transition period from _____ to _____

                        Commission file number 000-29994

                         Inform Worldwide Holdings, Inc.
 ---------------------------------------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

                      Colorado                           84-1425882
         ------------------------------------   -----------------------------
          (State or other jurisdiction of             (I.R.S. Employer
           Incorporation or organization)            Identification No.)

            4700 Castleton Way Suite 220            Castle Rock, CO 80104
         ------------------------------------   -----------------------------
          (Address of principal executive                (Zip Code)
                      offices)

                   Company's telephone Number: (303) 662-0900

 - --------------------------------------------------------------------------------
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

                 Class                           Outstanding at February 11, 2003
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
PART II.OTHER INFORMATION
ITEM 1. Legal Proceedings
ITEM 2. Changes in Securities
ITEM 3. Defaults Upon Senior Securities
ITEM 4. Submission of Matters to Vote of Security Holders
ITEM 5. Other Information
ITEM 6. Exhibits and Reports on Form 8-K
Signatures

                         INFORM WORLDWIDE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                    December 31,
                                                                        2002
                                                                    ------------
                                                                     (unaudited)
Current assets:
   Cash ....................................................        $       747
                                                                    -----------
            Total current assets ...........................                747
                                                                    -----------

Furniture and equipment, less accumulated
   depreciation of $22,617 .................................                752

Deposits ...................................................                500
                                                                    -----------
                                                                          1,252
                                                                    -----------
Total assets ...............................................        $     1,999
                                                                    ===========
Current liabilities:
    Accounts payable .......................................        $   233,837
    Accounts payable - related party .......................             13,433
    Accrued expenses .......................................            231,996
    Accrued expenses - related party .......................            306,000
    Interest payable - related party .......................             69,935
    Bank line of credit ....................................             33,976
    Notes payable - related party ..........................            601,691
                                                                    -----------
            Total current liabilities ......................          1,490,868
                                                                    -----------
            Total liabilities ..............................          1,490,868
                                                                    -----------

Commitments and contingencies

Stockholders' deficit:
    Preferred stock, class A, no par value,
      10,000,000 shares authorized;
      0 shares issued and outstanding ......................                  0

    Common stock, class A, no par value;
      250,000,000 shares authorized;
      15,238,950 shares issued and
    outstanding ............................................          8,225,001

    Accumulated deficit ....................................         (9,713,870)
                                                                    -----------
            Total stockholders' deficit ....................         (1,488,869)
                                                                    -----------
Total liabilities and stockholders' deficit ................        $     1,999
                                                                    ===========

                See notes to consolidated financial statements.

                         INFORM WORLDWIDE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                              - For The Quarter Ending -    - For The Six Months Ending -
                                       December 31,                   December 31,
                             ----------------------------    ----------------------------
                                    2002           2001            2002            2001
                             ------------    ------------    ------------    ------------
Sales ....................   $          0    $          0    $          0    $          0

Cost of sales ............              0               0               0               0
                             ------------    ------------    ------------    ------------
Gross profit .............              0               0               0               0

Selling, general and
  administrative expenses          55,319         229,261          85,264         433,359

Stock based compensation .              0           4,728               0          11,728
                             ------------    ------------    ------------    ------------
Total expenses ...........         55,319         233,989          85,264         445,087
                             ------------    ------------    ------------    ------------
Loss from operations .....        (55,319)       (233,989)        (85,264)       (445,087)
                             ------------    ------------    ------------    ------------
Other expense:
  Interest expense .......        (24,788)        (12,123)        (31,316)        (39,140)
                             ------------    ------------    ------------    ------------

Net loss .................   $    (80,107)   $   (246,112)   $   (116,580)   $   (484,227)
                             ============    ============    ============    ============
Basic/Diluted net loss per
share                        $      (0.01)   $      (0.02)   $      (0.01)   $      (0.04)
                             ============    ============    ============    ============
Basic/Diluted weighted
average number of common
 shares ..................     15,238,950      15,208,028      15,238,950      13,694,064
                             ============    ============    ============    ============

                See notes to consolidated financial statements.

                         INFORM WORLDWIDE HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   For the Six Months Ended December 31, 2002

                           Preferred Stock       Common Stock
                       -------------------- -----------------------   Accumulated    Stockholders'
                          Shares     Amount   Shares       Amount       Deficit         Deficit
                       ----------  -------- ----------   ----------   -----------    -----------
Balances at June 30,
 2002 (audited) ....        --        --    15,238,950   $8,225,001   $(9,597,290)   $(1,372,289)

Net loss ...........        --        --          --            --       (116,580)      (116,580)
                       ----------  -------- ----------   ----------   -----------    -----------
Balances at December
31, 2002 (unaudited)        --        --    15,238,950   $8,225,001   $(9,713,870)   $(1,488,869)
                       ==========  ======== ==========   ==========   ===========    ===========

                See notes to consolidated financial statements.

                         INFORM WORLDWIDE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                       For the Three              For the Six
                                        Months Ended              Months Ended
                                        December 31,              December 31,
                                   ----------------------    ----------------------
                                      2002        2001          2002         2001
                                   ---------    ---------    ---------    ---------
Cash flows from operating
activities:
   Net loss ....................   $ (80,107)   $(246,112)   $(116,580)   $(484,227)
                                   ---------    ---------    ---------    ---------
  Adjustments:
   Depreciation and
    amortization ...............         723        8,855        1,446       19,486
   Stock based compensation ....        --          4,728         --         11,728
   Changes in assets and
    liabilities:
    Accounts payable and
     accrued expenses ..........      24,146       87,838       22,159      102,614
    Accrued interest-
     related party .............      24,788        8,994       31,316      (85,962)
                                   ---------    ---------    ---------    ---------
                                      49,657      110,415       54,921       47,866
                                   ---------    ---------    ---------    ---------
Net cash used in operating
 activities ....................     (30,450)    (135,697)     (61,659)    (436,361)
                                   ---------    ---------    ---------    ---------
Cash flows from financing
 activities:
  Proceeds from notes payable-
    related parties ............      30,000      207,000       59,000      446,357
  Payment on bank line of credit           0         (518)           0       (1,460)
                                   ---------    ---------    ---------    ---------
Net cash provided by financing
 activities ....................      30,000      206,482       59,000      444,897
                                   ---------    ---------    ---------    ---------
Net (decrease) increase in cash         (450)      70,785       (2,659)       8,536
Cash at beginning of the period        1,197          694        3,406       62,943
                                   ---------    ---------    ---------    ---------

Cash at end of the period ......   $     747    $  71,479    $     747    $  71,479
                                   =========    =========    =========    =========

Supplemental Disclosure:
     Cash paid for interest during the quarters ended December 31, 2002 and 2001 was $0 and $2,246, respectively.

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

As shown in the accompanying  financial  statements,  the Company incurred a net loss of $80,107  during the three months ended December 31, 2002 and, as of that
date,  the  Company's  current  liabilities   exceeded  its  current  assets  by
$1,490,121.   Those  conditions  together  with  those  described  above,  raise substantial  doubt about the Company's  ability to continue as a going  concern.
Management  of the Company is  developing  plans for  reduction of its operating expenses and looking for potential  acquisition or merger  candidates;  however, nothing  significant has  materialized to date. The financial  statements do not include  any  adjustment  that might be  necessary  if the  Company is unable to continue as a going concern.

Interim Unaudited Financial Statement

The interim  financial  statements  are  unaudited  and reflect all  adjustments
(consisting only of normal recurring  adjustments)  which are, in the opinion of management,  necessary for a fair  presentation  of the  financial  position and operating  results for the interim  periods.  The results of operations  for the three and six months ended December 31, 2002 are not  necessarily  indicative of the results of the entire year.  The financial  statements  included  herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form
10-KSB filing. These financial statements should be read in conjunction with the financial  statements  and notes thereto  contained in the Company's Form 10-KSB for the year ended June 30, 2002.

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

NOTE 3.  RELATED PARTY TRANSACTIONS

During the quarters ended  December 31, 2002 and 2001,  the Company  borrowed an additional $30,000 and $59,000, respectively, from related parties.

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
Lease  expense for both  property  and  equipment  incurred for the three months ended  December  31,  2002  and  2001  was  approximately  $3,496  and  $54,930, respectively.  Total  remaining  minimum  future rental  payments is $286,819 of which $237,868 is current.

NOTE 5.  NOTES PAYABLE & LINES OF CREDIT

The  Company  has a $50,000  line of credit  with US Bank of  Colorado  Springs,
Colorado. Payments are due on the 15th of each month and interest accrues at the rate of 10.45% per annum.  At  December  31,  2002,  the  Company's  outstanding balance on this line of credit was $33,976.

NOTE 6.  INCOME TAXES

At December 31, 2002, the Company had approximately $6,511,000 of unused federal net operating loss  carry-forward.  The NOL's  utilization may be limited due to changes in control of the Company.

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

                                         December 31,
                                            2002
                                         -----------
Deferred tax asset arising from
    net operating loss carry-forwards:     2,409,000
Valuation allowance ..................    (2,409,000)
                                         -----------
     Net deferred taxes ..............   $      --
                                         ===========

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

Class A Common Stock

The Company has 15,238,950 shares of class A common stock issued and outstanding on December 31, 2002.

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

Summary

A summary of the status of the  Company's  stock options as of December 31, 2002 and  changes  during the six months  ended on December  31,  2002 are  presented below:
                                                       Weighted
                                                       Average                  Weighted
                                                       Exercise    Exercisable  Average
               Options                    Shares         Price       Options   Fair Value
--------------------------------         ---------     --------    ----------- ----------

Outstanding at beginning of year         6,561,000       $1.22      6,561,000     $0.18
                                         ---------
Granted                                        --           --
Exercised                                      --           --
Forfeited/Cancelled                     (1,100,000)      (0.97)
                                         ---------
                                         5,461,000       $1.27      5,461,000     $0.18
                                         =========

NOTE 8. CONTINGENCIES

The Company is involved in legal  actions  during the normal course of business.
The Company does not believe they will have material financial impact, if any.

Item 2. Management's Discussion and Analysis or Plan of Operations

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

We do not presently  have revenue from  operations.  Therefore,  we will need to raise  capital in the next twelve  months to pay  expenses.  We do not expect to acquire  any plant or  significant  equipment  other  than  through  a  business combination.

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

RESULTS OF OPERATIONS,  LIQUIDITY AND CAPITAL RESOURCES - QUARTER ENDED DECEMBER
31, 2002 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2001

Selling,  general and administrative expenses for the quarter ended December 31,
2002 were  $55,319  compared to $229,261 for the same period on 2001 as a result of reductions in rent expense and salaries and wages. The Company downsized from four  employees  in 2001 to one in 2002  and  decreased  officer  salaries  from approximately  $16,666 per month to $1,000 per month. This decrease in operating costs reduced the net loss to $(80,107) or $(0.01) per share from  $(246,112) or
$(.02)  per  share  for  the  quarters   ended   December  31,  2002  and  2001,
respectively.

The above mentioned cost  reductions and  culmination in operations  resulted in cash used in operations to decrease to $(30,450) for the quarter ended  December
31, 2002 from  $(135,697) for the quarter ended December 31, 2001. Cash provided by financing  activities decreased to $30,000 for the quarter ended December 31,
2002 from $206,482 for the quarter ended  December 31, 2001 primarily due to the reduction of loans from related parties required to fund operations.

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

Item 2. Changes in Securities.      not applicable

Item 3. Defaults Upon Senior Securities.        not applicable

Item 4. Submission of Matters to Vote of Security Holders.  not applicable

Item 5. Other Information.

The annual meeting of shareholders  was held on December 20, 2002.  Shareholders of record at the close of business on November 25, 2002,  were  entitled to vote at the annual  meeting.  The item for business  was the  election of  Directors.
Larry G. Arnold,  J.D.  Kish,  and Don Plekenpol  were nominated to serve on the
Board of Directors.

A special  meeting of the Board of Directors  was held on January 27,  2003,  at which time  Larry G.  Arnold  resigned  as  Chairman  and Member of the Board of
Directors and as President of the company. At the same meeting,  Anthony Clanton was elected to fill these positions.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit  99(i)  Certification  of Principal  Executive  and  Accounting  and
Financial  Officer,  Larry G. Arnold  pursuant  to 18 U.S.C.  Section  1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification  of Principal  Executive and  Accounting  and  Financial  Officer,
Anthony  Clanton  pursuant to 18 U.S.C.  Section  1350,  as adopted  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance  with the  requirements  of the Exchange Act, the  registrant  has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Inform Worldwide Holdings, Inc.

Dated: February 14, 2003         By:  /s/ Larry G. Arnold
                                      -------------------
                                     Larry  G. Arnold, Chief Executive, Financial
                                     and Accounting Officer

                                 By:  /s/ Anthony Clanton
                                      --------------------
                                     Anthony Clanton, Chief Executive, Financial
                                     and Accounting Officer

                                  CERTIFICATION

I, Anthony Clanton, certify that:

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

     (c)  all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  registrant's  ability to
          record,  process,   summarize  and  report  financial  data  and  have
          identified for the  registrant's  auditors any material  weaknesses in internal controls; and

     (d)  any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal controls; and

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

Date: February 14, 2003                          /s/ Anthony Clanton
                                                ------------------------------
                                          Anthony Clanton
                                          Title:Chief Executive, Financial and
                                                Accounting Officer
                                          Beginning January 27, 2003

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

Date: February 14, 2003                          /s/ Larry G. Arnold
                                                ------------------------------
                                          Larry G. Arnold
                                          Title:Chief Executive, Financial and
                                                Accounting Officer
                                          Up to January 27, 2003