Form 10QSB
period 2003-03-31
INFORM WORLDWIDE HOLDINGS INC
filed 2003-05-14
CIK 1076038

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

      [X]  Quarterly report pursuant to section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the fiscal quarter ended March 31, 2003.
      [ ]  Transition report pursuant to section 13 or 15(d) of the Securities
           Exchange Act of 1934
           For the transition period from _____ to _____

                        Commission file number 000-29994

                         Inform Worldwide Holdings, Inc.
 -------------------------------------------------------------------------------
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
         --------------------------------------------------------------------
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

                 Class                              Outstanding at May 8, 2003
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

ITEM 3.  Defaults Upon Senior Securities

ITEM 4.  Submission of Matters to Vote of Security HOlders

ITEM 5.  Other Information

ITEM 6.  Exhibits and Reports on Form 8-K

Signatures

                         INFORM WORLDWIDE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                            March 31,
                                              2003
                                          -----------
                                          (unaudited)
Current assets:
   Cash .................................   $3,366

                                            ------
            Total current assets ........    3,366
                                            ------

Furniture and equipment, less accumulated
   depreciation of $23,339 ..............       30

Deposits ................................      500
                                            ------
                                               530
                                            ------
Total assets ............................   $3,896
                                            ======

                See notes to consolidated financial statements.

                         INFORM WORLDWIDE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                               March 31,
                                                 2003
                                             -------------
                                              (Unaudited)
Current liabilities:
    Accounts payable ......................   $   225,671
    Accounts payable - related party ......        13,433
    Accrued expenses ......................       231,996
    Accrued expenses - related party ......       306,000
    Interest payable - related party ......        82,458
    Bank line of credit ...................        33,976
    Notes payable - related party .........       641,267
                                              -----------
      Total current liabilities ...........     1,534,801

                                              -----------
                              Total
liabilities ...............................     1,534,801
                                              -----------

Commitments and contingencies

Stockholders' deficit:
    Preferred stock, class A, no par value,
      10,000,000 shares authorized;
      0 shares issued and outstanding .....             0

    Common stock, class A, no par value;
      250,000,000 shares authorized;
      15,238,950 shares issued and
    outstanding ...........................     8,225,001

    Accumulated deficit ...................    (9,755,906)
                                              -----------
          Total stockholders' deficit .....    (1,530,905)
                                              -----------
Total liabilities and stockholders' deficit   $     3,896
                                              ===========

                See notes to consolidated financial statements.

                         INFORM WORLDWIDE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                              - For The Quarter Ending -    - For The Nine Months Ending -
                                       March 31,                        March 31,
                              ----------------------------    ----------------------------
                                  2003           2002            2003            2002
                              ------------    ------------    ------------    ------------

Sales .....................   $          0    $          0    $          0    $          0

Cost of sales .............              0               0               0               0
                              ------------    ------------    ------------    ------------
Gross profit ..............              0               0               0               0

Selling, general and
  administrative expenses .         29,437          87,804         114,701         641,417

Stock based compensation ..              0               0               0          11,728
                              ------------    ------------    ------------    ------------
Total expenses ............         29,437          87,804         114,701         653,145
                              ------------    ------------    ------------    ------------
Loss from operations ......        (29,437)        (87,804)       (114,701)       (653,145)
                              ------------    ------------    ------------    ------------
Other expense:
  Interest expense ........        (12,599)         (5,730)        (43,915)        (52,910)

  Loss on sale of equipment              0         (11,966)              0         (11,966)
                              ------------    ------------    ------------    ------------

Net loss ..................   $    (42,036)   $   (105,500)   $   (158,616)   $   (718,021)

                              ============    ============    ============    ============
Basic/Diluted net loss per
 share ....................   ($      0.01)   ($      0.01)   ($      0.01)   ($      0.05)
                              ============    ============    ============    ============
Basic/Diluted weighted
 average number of
 common shares ............     15,238,950      15,238,983      15,238,950      14,209,037
                              ============    ============    ============    ============

                See notes to consolidated financial statements.

                         INFORM WORLDWIDE HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                    For the Nine Months Ended March 31, 2003

                         Preferred Stock         Common Stock
                       ----------------------  ------------------------   Accumulated    Stockholders'
                           Shares    Amount      Shares       Amount        Deficit         Deficit
                       ----------- ----------  -----------  -----------   ------------   -----------
Balances at June 30,
 2002 (audited) .....        --          --     15,238,950  $ 8,225,001   $(9,597,290)   $(1,372,289)

Net loss ............        --          --           --            --       (158,616)      (158,616)
                       ----------- ----------  -----------  -----------   -----------    -----------
Balances at March 31,
2003 (unaudited) ....        --          --     15,238,950  $ 8,225,001   $(9,755,906)   $(1,530,905)
                       =========== ==========  ===========  ===========   ===========    ===========

                See notes to consolidated financial statements.

                         INFORM WORLDWIDE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   For the Nine Months Ended
                                           March 31,
                                   -------------------------
                                      2003            2002
                                   ---------       ---------
Cash flows from operating
activities:
   Net loss ....................   $(158,616)      $(718,021)
                                   ---------       ---------
     Adjustments:
        Loss on deposit ........        --            16,384
        Depreciation and
         amortization ..........       2,168          23,161
        Stock based compensation        --            11,728
        Loss on sale of
         equipment .............        --            11,966
     Changes in assets and
      liabilities:
        Accounts payable and
         accrued expenses ......      13,993         165,821
        Accrued interest -
         related party .........      43,839         (73,458)
                                   ---------       ---------
                                      60,000         155,602
                                   ---------       ---------
Net cash used in operating
 activities ....................     (98,616)       (562,419)
                                   ---------       ---------

Investing activities
    Sale of equipment ..........        --             9,109
                                   ---------       ---------

Cash flows from financing
activities:
  Proceeds from notes payable -
     related parties ...........      98,576         501,357
  Payment on bank line of credit           0          (2,778)
                                   ---------       ---------
Net cash provided by financing
    Activities .................      98,576         498,579
                                   ---------       ---------
Net (decrease) increase in cash          (40)        (54,731)
Cash at beginning of the period        3,406          62,943
                                   ---------       ---------

Cash at end of the period ......   $   3,366       $   8,212
                                   =========       =========

Supplemental Disclosure:
     Cash paid for interest  during the  quarters  ended March 31, 2003 and 2002 was $0 and $1,264, respectively.

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

As shown in the accompanying  financial  statements,  the Company incurred a net loss of $42,036  during the three  months  ended  March 31, 2003 and, as of that
date,  the  Company's  current  liabilities   exceeded  its  current  assets  by
$1,531,435.   Those  conditions  together  with  those  described  above,  raise substantial  doubt about the Company's  ability to continue as a going  concern.
Management  of the Company is  developing  plans for  reduction of its operating expenses and looking for potential  acquisition or merger  candidates;  however, nothing  significant has  materialized to date. The financial  statements do not include  any  adjustment  that might be  necessary  if the  Company is unable to continue as a going concern.

Interim Unaudited Financial Statement

The interim  financial  statements  are  unaudited  and reflect all  adjustments
(consisting only of normal recurring adjustments),  which are, in the opinion of management,  necessary for a fair  presentation  of the  financial  position and operating  results for the interim  periods.  The results of operations  for the three and nine months ended March 31, 2003 are not necessarily indicative of the results  of the  entire  year.  The  financial  statements  included  herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form
10-KSB filing. These financial statements should be read in conjunction with the financial  statements  and notes thereto  contained in the Company's Form 10-KSB for the year ended June 30, 2002.

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

NOTE 3.  RELATED PARTY TRANSACTIONS

During the quarter  ended March 31,  2003,  the Company  borrowed an  additional
$39,576 from related parties.

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
Lease  expense for both  property  and  equipment  incurred for the three months
ended  March  31,  2003  and  2002  was   approximately   $7,100  and   $37,108,
respectively. Total remaining minimum future rental payments is $10,400 of which
$9,600 is current.

NOTE 5.  NOTES PAYABLE & LINES OF CREDIT

The  Company  has a $50,000  line of credit  with US Bank of  Colorado  Springs,
Colorado. Payments are due on the 15th of each month and interest accrues at the rate of 10.45% per annum. At March 31, 2003, the Company's  outstanding  balance on this line of credit was $33,976.

NOTE 6.  INCOME TAXES

At March 31, 2003,  the Company had  approximately  $6,553,000 of unused federal net operating loss  carry-forward.  The NOL's  utilization may be limited due to changes in control of the Company.

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

                                        March 31, 2003
                                         -----------
Deferred tax asset arising from
    net operating loss carry-forwards:     2,424,000
Valuation allowance ..................    (2,424,000)
                                         -----------
    Net deferred taxes ...............   $      --
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

Class A Common Stock

The Company has 15,238,950 shares of class A common stock issued and outstanding on March 31, 2003.

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

Summary

A summary of the status of the Company's  stock options as of March 31, 2003 and changes during the nine months ended on March 31, 2003 are presented below:

                                                         Weighted    Excerci-     Weighted
                                                           Avg.        sable         Avg.
               Options                      Shares   Exercise Price   Options     Fair value
               -------                      ------   --------------  ---------    ----------

Outstanding at beginning of year          6,561,000       $1.22      6,561,000        $0.18
                                          ---------
Granted                                         --          --
Exercised                                       --          --
Forfeited/Cancelled                      (1,100,000)      (0.97)
                                          ---------
                                          5,461,000       $1.27      5,461,000        $0.18
                                          =========

NOTE 8. CONTINGENCIES

The Company is involved in legal  actions  during the normal course of business.
The Company does not believe they will have material financial impact, if any.

Item 2. Management's Discussion and Analysis or Plan of Operations

The  following  discussion  should  be read in  conjunction  with the  unaudited quarterly financial statements filed with this report. Except for the historical information,  this report may contain  forward-looking  statements  that involve risks  and  uncertainties,  including  risks  detailed  from time to time in our reports filed with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES - QUARTER ENDED MARCH 31,
2003 COMPARED TO THE QUARTER ENDED MARCH 31, 2002

Selling,  general and  administrative  expenses for the quarter  ended March 31,
2003 were $29,437 compared to $87,804 for the same period on 2002 as a result of reductions in rent expense and salaries and wages. The Company decreased officer salaries from approximately $16,666 per month to $1,000 per month. This decrease in operating  costs  reduced the net loss to $(42,036) or $(0.01) per share from
$(105,500)  or $(.01) per share for the quarters  ended March 31, 2003 and 2002, respectively.

The above mentioned cost  reductions and  culmination of operations  resulted in cash used in operations to decrease to $(98,616) for the nine months ended March
31, 2003 from $(562,419) for the nine months ended March 31, 2002. Cash provided by financing activities decreased to $98,576 for the nine months ended March 31,
2003 from $498,579 for the nine months ended March 31, 2002 primarily due to the reduction of loans from related parties required to fund operations.

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

                                  Inform Worldwide Holdings, Inc.

Dated: May 15, 2003              By:  /s/ Larry G. Arnold
                                      -------------------
                                     Larry G. Arnold, Chief Executive, Financial
                                     and Accounting Officer
                                     Through January 26, 2003

                                 By:  /s/ Anthony Clanton
                                      --------------------
                                     Anthony Clanton, Chief Executive, Financial
                                     and Accounting Officer
                                     Beginning January 27, 2003

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

Date: May 15, 2003                            /s/ Anthony Clanton
                                              ------------------------------
                                              Anthony Clanton
                                              Title:  Chief Executive, Financial
                                              and Accounting Officer
                                              Beginning January 27, 2003