Form 10KSB
period 2003-06-30
INFORM WORLDWIDE HOLDINGS INC
filed 2003-10-14
CIK 1076038

                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                        FORM 10-KSB
                                         (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

                          For the fiscal year ended June 30, 2003

                                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                  For the transition period from __________ to __________

                             Commission file number: 000-29994

                               Inform Worldwide Holdings Inc
                               -----------------------------
                   (Exact name of registrant as specified in its charter)

         COLORADO                                      84-1425882
(State or other jurisdiction                        (I.R.S. Employer
     of incorporation)                           Identification Number)

   4700 Castleton Way, Suite 220, Castle Rock, Colorado        80104
         (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (303) 596-4089

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

The Registrant's revenues for its fiscal year ended June 30, 2003 were $ 0.

The aggregate market value of the voting stock on September 29, 2003 (consisting
of  Common  Stock,  no  par  value  per  share)  held  by   non-affiliates   was
approximately  $761,948  based upon the closing  price for such Common  Stock on said date  ($.05),  as  reported  by a market  maker.  On such date,  there were
15,238,950 shares of Registrant's Common Stock outstanding.

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

In January 2001, it became apparent that the Company could not sustain itself on
Inform's  L-Commerce  Business plan.  Asset and personalized  location  tracking proved to be too  expensive to be  considered  a feasible  solution to potential customers.  Companies  already  existed with a stronghold on the market in areas such as  consumer-mapping  portals  and the Company  realized  that it could not compete.

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

Unless the context otherwise requires,  the "Company" refers to Inform Worldwide
Holdings Inc and its subsidiaries. The Company's principal executive offices are located at 4700 Castleton  Way,  Suite 220,  Castle Rock,  Colorado  80104.  The
Company's  telephone  number is  303-596-4089.  The Company  does not maintain a website.

                           FORWARD-LOOKING STATEMENTS

Some of the  information  in this Form  10-KSB are forward  looking  statements, which are subject to risks and  uncertainties.  Actual future results and trends may differ  materially  depending  on a variety of factors,  including,  but not limited to: the ability of the Company to successfully  develop new products for new markets; the impact of competition on the revenues of the Company; delays in the  introduction  of new products or  services;  failure by the Company to keep pace with emerging technologies.

Item 2.  Description of Property

At present the Company  does not own any  property.  The Company  maintains  its headquarters in Castle Rock, Colorado at 4700 Castleton Way, Suite 220, in a 400
square foot office space through a two-year lease that commenced in March,  2002 and was assumed by a shareholder  during fiscal 2003. The lease requires monthly payments of $800, utilities included, for this leased office space.

Item 3.  Legal Proceedings

At the  present  time,  the  Company is a  defendant  in a lawsuit  filed in the
Colorado District Court for Douglas County. The case is titled Parrish, et al v.
Arnold,  et al 2003CV165.  The  Plaintiffs  allege  breaches of fiduciary  duty, conversion and  intentional  interference  with  contractual  rights against Mr.
Arnold.  The  Plaintiffs  allege a breach of  contract  against  the  Company in connection  with an exchange  offer. A trial date of February 2004 has been set.
The parties are  currently  discussing  settlement,  but there are no definitive arrangements.  Otherwise, there are no material legal proceedings pending or, to the Company's knowledge, existing or threatened against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

On December 20, 2002,  the Company held its annual  meeting to elect  Directors.
Messrs Larry Arnold,  Donald Plekenpol,  and JD Kish were each elected by a vote of 11,950,979  shares in favor, and zero shares against or abstaining.  Mr. Kish resigned  from all offices on February 1, 2003.  Mr.  Arnold  resigned  from all offices on January 28, 2003.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The  Company's  Common Stock is quoted on the NASDAQ  Over-The-Counter  Bulletin
Board under the symbol "IWWH".  The Company's Common Stock began trading on July
15, 1999 with an opening bid price of $4.00 a share. As of June 30, 2003,  there were approximately 431 record holders of the Company's outstanding Common Stock.

The  following  table sets forth the  quarterly  high and low sale prices of the
Company's Common Stock in each of the last four quarters.

                                         High Sale        Low Sale
          Fiscal  Quarters 2003            Price            Price
          ---------------------          ---------        ---------
          First Quarter 2002             $    0.14        $    0.08
          Second Quarter 2002            $    0.10        $    0.05
          Third Quarter 2003             $    0.12        $    0.03
          Fourth Quarter 2003            $    0.01        $    0.01

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

Item 6.  Management's Discussion and Analysis or Plan of Operation

Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------------

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

Forward-Looking Statements

The  following  discussion  contains  forward-looking  statements  regarding the
Company,  its business,  prospects and results of operations that are subject to certain  risks and  uncertainties  posed by many  factors  and events that could cause the  actual  business,  prospects  and  results  of  operations  to differ
materially   from  those  that  may  be  anticipated  by  such   forward-looking
statements.  Factors that may affect such  forward-looking  statements  include, without  limitation:  the  ability of the  Company to  successfully  develop new products  for new  markets;  the impact of  competition  on the  revenues of the
Company; delays in the introduction of new products or services;  failure by the
Company to keep pace with emerging technologies.

When  used  in  this  discussion,  words  such  as  "believes",   "anticipates",
"expects",  "intends",  "may" and similar  expressions  are intended to identify forward-looking  statements,  but are not the  exclusive  means  of  identifying forward-looking statements. Readers are cautioned not to place undue reliance on these  forward-looking  statements,  which  speak  only  as of the  date of this report.  The Company  undertakes  no  obligation  to revise any  forward-looking statements in order to reflect  events or  circumstances  that may  subsequently
arise.   Readers  are  urged  to  carefully  review  and  consider  the  various disclosures  made  by us in  this  report  and  other  reports  filed  with  the
Securities and Exchange  Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

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

RESULTS OF OPERATIONS

Fiscal Year Ending June 30, 2003, compared to Fiscal Year Ending June 30, 2002.

Revenue
-------

Net sales for the fiscal year ending June 20, 2003, and 2002 were $0.

Gross Profit
------------

Gross  profits for the year ended June 30, 2003,  and 2002 were $0. There was no revenue generated during the twelve months ended.

Selling General and Administrative Expenses
-------------------------------------------

Selling,  general and administrative (SG&A) expenses for the year ended June 30,
2003, were $154,916 which represents an 84% decrease from 1,023,094 for the same period a year ago. The decrease in expenses is due to the  Company's  downsizing over the past year as well as the  decrease in  depreciation  expense due to the liquidation  of assets.  The  Company  downsized  from one  employee to none and reduced its lease obligations to minimal amounts.  The major components of these expenses were rent,  accounting and legal fees, business insurance expense,  and
Investor relations expense.

The net loss for the year ended June 30,  2003,  was $225,009 or $.01 per share.
This  represents a decrease of 80% compared to  $1,113,674 or $.08 per share for the same period a year ago. The decrease in net loss was the result of decreased
operational   costs.  There  were  a  total  of  15,238,950  shares  issued  and outstanding as of June 30, 2003 and 2002, respectively.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2003, the Company had cash on hand of $55 and accounts receivable of $0. No revenues are currently  anticipated  until a business  combination  is completed.

Net cash used by operating  activities for the year ended June 30, 2003, totaled
$134,074 compared to $485,616 used by operating activities for the same period a year ago. The decrease in cash used for operating  activities  was primarily the result of lower selling, general and administrative expenses.

Net cash provided by investing activities totaled $0 for the year ended June 30,
2003  compared  to  $10,859  for the same  period a year ago.  The  decrease  in investing  activities was the result of changes in operational  direction during the twelve months ended June 30, 2003.

Net cash provided by financing activities totaled $130,723 for the twelve months ended June 30, 2003 compared to $415,220 for 2002. The decrease in cash provided by financing  activities was the result of a decrease in loans from stockholders and affiliates.  Financing came from borrowing activities and utilizing existing credit  facilities.  Because we have no  revenues to pay our  expenses,  present management or shareholders have loaned money to the Company.

There is no agreement or commitment from any source to continue to provide funds to the Company,  and there are no assurances  we can obtain any needed  capital.
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
Denver, Colorado

We have audited the accompanying  consolidated balance sheet of Inform Worldwide
Holdings,  Inc. and  Subsidiaries  (formerly  known as Anything  Corporation and
Anything Internet Corporation) as of June 30, 2003, and the related consolidated statements of operations,  stockholders'  deficit,  and cash flows for the years ended June 30, 2003 and 2002. These  consolidated  financial  statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated  financial statements referred to above present fairly,  in all material  respects,  the financial  position of Inform Worldwide
Holdings,  Inc. and  Subsidiaries,  as of June 30, 2003 and the results of their operations  and their cash flows for the years ended June 30, 2003 and 2002,  in conformity with accounting principles generally accepted in the United States of
America.

The  accompanying  financial  statements  have been  prepared  assuming that the
Company will continue as a going concern.  As shown in the financial  statements and as described in Note 1, the Company  incurred a net loss of $225,009  during the year  ended  June 30,  2003 and,  as of that  date,  had a  working  capital deficiency of $1,597,328 and a total  stockholders'  deficit of $1,597,298.  The
Company is dependent  primarily  on  contributions  and loans from  officers and existing  stockholders to meet its operating  commitments and the continuance of such is uncertain.  Those conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             Ehrhardt Keefe Steiner & Hottman PC
September 25, 2003
Denver, Colorado

                           Consolidated Balance Sheet
                                  June 30, 2003

                                     Assets

Current assets
  Cash                                                                      $       55
                                                                            ----------
     Total current assets                                                           55
                                                                            ----------

Furniture and equipment,  less accumulated  depreciation
 and amortization of $23,339                                                        30
                                                                            ----------

Total assets                                                                $       85
                                                                            ==========

                          Liabilities and Stockholders' Deficit

Current liabilities
  Notes payable - stockholders and affiliates                               $  674,291
  Accounts payable                                                             235,475
  Accounts payable - stockholder                                                13,433
  Accrued expenses                                                             231,996
  Accrued salaries - officer/stockholder                                       300,000
  Accrued interest - related party                                             109,155
  Line of credit                                                                33,033
                                                                            ----------
     Total current liabilities                                               1,597,383
                                                                            ----------

Commitments and contingencies

Stockholders' deficit
  Preferred  stock,  Class  A, no par  value  10,000,000
   shares authorized; 0 shares issued and outstanding                               -
  Common  stock,  Class  A,  no par  value;  250,000,000
   shares authorized; 15,238,950 issued and outstanding                      8,225,001
  Accumulated deficit                                                       (9,822,299)
                                                                            ----------
     Total stockholders' deficit                                            (1,597,298)
                                                                            ----------

Total liabilities and stockholders' deficit                                 $       85
                                                                            ==========

                See notes to consolidated financial statements.

                      Consolidated Statements of Operations

                                                                For the Years Ended
                                                                     June 30,
                                                           ---------------------------
                                                               2003            2002
                                                           -----------     -----------

Selling, general and administrative expenses               $   154,916     $ 1,023,094
Stock based compensation                                            -           11,728
                                                           -----------     -----------
                                                               154,916       1,034,822
                                                           -----------     -----------

Loss from operations                                          (154,916)     (1,034,822)
                                                           -----------     -----------
Other expenses
  Interest expense                                             (70,093)        (68,636)
  Loss on disposal of assets                                        -          (10,216)
                                                           -----------     -----------
                                                               (70,093)        (78,852)
                                                           -----------     -----------

Loss before provision for income taxes                        (225,009)     (1,113,674)

Income taxes                                                        -               -
                                                           -----------     -----------

Net loss available to common stockholders                  $  (225,009)    $(1,113,674)
                                                           ===========     ===========

Basic/diluted net loss per share                           $      (0.01)   $      (0.08)
                                                           ===========     ===========

Basic/diluted weighted average number of common shares
 outstanding                                                15,238,950      14,447,131
                                                           ===========     ===========

                  See notes to consolidated financial statements.

                 Consolidated Statement of Stockholders' Deficit
                    For the Years Ended June 30, 2003 and 2002

                                                    Preferred Stock           Common Stock                    Stockholders'
                                                   --------------------   ---------------------  Accumulated    Equity
                                                   Shares      Amount      Shares      Amount      Deficit     (Deficit)
                                                   --------   ---------   ---------- ----------  -----------  ------------

Balance at June 30, 2001                                 -    $      -    10,697,105 $6,581,244  $(8,483,616) $ (1,902,372)

Common stock issued in payment for debt                  -           -     6,580,511  1,632,029           -      1,632,029

Common stock rescinded for separation agreement          -           -    (2,106,600)        -            -             -

Common stock issued in payment of services               -           -        67,934     11,728           -         11,728

Net loss for the year ended June 30, 2002                -           -            -          -    (1,113,674)   (1,113,674)
                                                   --------   ---------   ---------- ----------  -----------  ------------

Balance at June 30, 2002                                 -           -    15,238,950  8,225,001   (9,597,290)   (1,372,289)

Net loss for the year ended June 30, 2003                -           -            -          -      (225,009)     (225,009)
                                                   --------   ---------   ---------- ----------  -----------  ------------

Balance at June 30, 2003                                 -    $      -    15,238,950 $8,225,001  $(9,822,299) $ (1,597,298)
                                                   ========   =========   ========== ==========  ===========  ============

                  See notes to consolidated financial statements.

                      Consolidated Statements of Cash Flows

                                                                For the Years Ended
                                                                     June 30,
                                                           ---------------------------
                                                               2002            2001
                                                           -----------     -----------
Cash flows from operating activities
  Net loss                                                 $  (225,009)    $(1,113,674)
  Adjustments to reconcile net loss to net cash used by
   operating activities
    Depreciation and amortization                                2,168          23,883
    Stock based compensation                                        -           11,728
    Loss on disposal of assets                                      -           10,216
    Forfeiture of lease deposits                                    -           16,384
    Changes in assets and liabilities
     Deposit                                                       500              -
     Accounts payable                                           17,796          70,864
     Accrued salaries - officer/stockholder                         -          200,000
     Accrued interest-related party                             70,471          65,370
     Accrued expenses                                               -          229,613
                                                           -----------     -----------
                                                                90,935         628,058
                                                           -----------     -----------
       Net cash used by operating activities                  (134,074)       (485,616)
                                                           -----------     -----------

Cash flows from investing activities
  Proceeds from the sale of equipment                               -           10,859
                                                           -----------     -----------
       Net cash provided by investing activities                    -           10,859
                                                           -----------     -----------

Cash flows from financing activities
  Line of credit, net                                             (943)         (2,780)
  Proceeds from notes payable - stockholders and
   affiliate                                                   131,666         418,000
                                                           -----------     -----------
       Net cash provided by financing activities               130,723         415,220
                                                           -----------     -----------

Net decrease in cash                                            (3,351)        (59,537)

Cash at beginning of period                                      3,406          62,943
                                                           -----------     -----------

Cash at end of period                                      $        55     $     3,406
                                                           ===========     ===========

Supplemental cash flow information:

     Cash paid for interest during the years ended June 30, 2003 and 2001 was $0 and $5,849, respectively.

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

As shown in the accompanying  financial  statements,  the Company incurred a net loss of $225,009  during the year ended June 30, 2003 and, as of that date,  the
Company's current liabilities  exceeded its current assets by $1,597,328.  Those conditions,  together with those described above,  raise substantial doubt about the Company's ability to continue as a going concern.  Management of the Company is  developing  plans for  reduction of its  operating  expenses and looking for potential  acquisition or merger candidates;  however,  nothing  significant has materialized  to date. The financial  statements do not include any  adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In April 2002,  the FASB issued SFAS No. 145,  "Rescission of FASB No. 4, 44 and
64, Amendment of FASB No. 13, and Technical Corrections." SFAS rescinds FASB No.
4  "Reporting  Gains and  Losses  from  Extinguishments  of Debt Made to Satisfy
Sinking-Fund Requirements." This statement also rescinds SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for
Leases".  This statement is effective for fiscal years  beginning  after May 15,
2002.  The  Company  does not expect the  adoption of this  statement  to have a material effect on the Company's financial statements.

In June 2002,  the FASB issued SFAS No. 146,  "Accounting  for Costs  Associated with  Exit or  Disposal  Activities."  SFAS No.  146  addresses  accounting  and reporting for costs  associated  with exit or disposal  activities and nullifies
Emerging  Issues Task Force Issue No. 94-3,  "Liability  Recognition for Certain
Employee  Termination  Benefits  and Other Costs to Exit an Activity  (Including
Certain  Costs  Incurred  in a  Restructuring)."  SFAS No. 146  requires  that a liability for a cost associated with an exit or disposal  activity be recognized and measured  initially at fair value when the  liability is incurred.  SFAS No.
146 is  effective  for exit or  disposal  activities  that are  initiated  after
December  31,  2002,  with early  application  encouraged.  The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial
Institutions"  SFAS No.  147  amends  FASB  Statements  No.  72 and 144 and FASB
Interpretations  No.  9.  The  Company  does not  expect  the  adoption  of this statement to have any material effect on the Company's financial statements.

In  November  2002,  the  FASB  published  interpretation  No,  45  "Guarantor's
Accounting  and  Disclosure  requirements  for  Guarantees,  Including  Indirect
Guarantees  of  Indebtedness  of  Others".  The  Interpretation  expands  on the accounting  guidance of Statements No. 5, 57, and 107 and  incorporates  without change the provisions of FASB  Interpretation No. 34, which is being superseded.
The Interpretation  elaborates on the existing disclosure  requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies  that at the time a  company  issues a  guarantee,  the  company  must recognize  an initial  liability  for the fair value,  or market  value,  of the obligations it assumes under that  guarantee and must disclose that  information in its interim and annual  financial  statements.  The initial  recognition  and initial measurement provisions apply on a prospective basis to guarantees issued or modified  after  December  31, 2002,  regardless  of the  guarantor's  fiscal year-end.  The disclosure  requirements in the  Interpretation are effective for financial  statements  of interim or annual  periods  ending after  December 15,
2002.  The Company is  currently  evaluating  what  effect the  adoption of this statement  will have the Company's  financial  statements.  The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

In  December  2002,  the FASB issued SFAS No. 148  "Accounting  for  Stock-Based
Compensation-  Transition and  Disclosure".  This statement amends SFAS No. 123,
"Accounting  for Stock-Based  Compensation"  to provide  alternative  methods of transition  for an entity that  voluntarily  changes to the fair value method of accounting  for  stock-based  compensation.  In  addition,  SFAS 148  amends the disclosure  provision of SFAS 123 to require more prominent disclosure about the effects of an entity's  accounting  policy decisions with respect to stock-based employee  compensation  on reported  net  income.  The  effective  date for this
Statement  is for fiscal years ended after  December 15, 2002.  The Company does not expect  the  adoption  of this  statement  to have a material  effect on the
Company's financial statements.

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

Note 2 - Acquisition and Related Transactions

On June 30, 2000, the Company  completed its  acquisition  of Inform  Worldwide,
Inc.  ("Inform") by issuing 3,000,000 shares of common stock in exchange for all of the outstanding common stock of Inform. The purchase was valued at $9,126,949 for  the  acquisition  of  primarily  licensing  rights.  The  Company  was  not successful  in its  efforts to realize  significant  benefit  from the  acquired rights  and in  January  2001,  according  to a  separation  agreement  with its
President and former owner of Inform,  it was agreed that the acquisition  would be in part  rescinded  and 2,106,600  shares of stock issued in the  acquisition would be returned  upon the removal of the former  owner of Inform from  certain obligations  of the Company.  The shares were returned  during fiscal 2002 while the financial impact of the transaction was recorded during fiscal 2001.

Note 3 - Notes Payable to Stockholders and Affiliates

As of June 30, 2003,  the Company had borrowed  $674,291 from a shareholder  and related parties. The underlying notes are due on demand and bear interest at 11%
per annum interest.

Note 4 -Line of Credit

The Company has a $50,000  line of credit with a bank.  Payments  are due on the
15th of each month and interest  accrues at the rate of 10.45% per annum.  As of
June 30,  2003,  the  Company's  outstanding  balance  on the line of credit was
$33,033. This line of credit is personally guaranteed by a former officer of the
Company.  At June 30, 2003, the Company was in default in the payment of certain amounts due under the line of credit.

Note 5 - Leases and Commitments

Prior to June 30,  2002,  the  Company  entered  into  several  operating  lease agreements for which it leased office space and equipment.  The equipment leases expired  during  fiscal 2003.  In June 2002,  the Company  abandoned  its former headquarters and discontinued  making payments due under the lease terms.  Under terms of the discontinued  lease, the Company may be liable for aggregate rental payments  of  $296,452,  which have not been  made,  and which are  included  in liabilities on the  accompanying  balance sheet.  The operating  results for the year ended June 30, 2002 include  $197,933 in rent due for July 2002 through the end of the lease in May 2003. The Company entered into a new office lease during the year ended June 30, 2002 requiring  monthly payments of approximately  $800, the obligations of which were assumed by a stockholder of the Company during the year ended June 30, 2003.

Note 6 - Income Taxes

As of June 30, 2003, the Company has net operating loss (NOL)  carryforwards  of
approximately   $6,557,000,   which  expire  through  2022.  All  of  the  NOL's
utilization may be limited due to changes in control of the Company.

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

The accompanying balance sheet includes the following:

Deferred tax asset  arising from net  operating  loss
 carry-forwards:                                         $2,459,000
Valuation allowance                                      (2,459,000)
                                                         ----------

     Net deferred taxes                                  $       -
                                                         ==========

The  deferred  tax asset and  valuation  allowance  increased  by  approximately
$60,000  and   $318,000   during  the  years  ended  June  30,  2003  and  2002,
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

                                                              Common
                                                           Shares Issued     Fair Value
                                                           -------------    -----------
                Year ended June 30, 2003                              -     $         -
                Year ended June 30, 2002                         67,982     $    11,728

Stock Options

In order to retain highly skilled  employees,  officers and  directors,  outside service  providers,  and to  obtain  general  funding,  the  Company's  Board of
Directors granted unqualified stock options periodically to various individuals.
They are generally granted at equal or above market price.

A summary of the status of the Company's stock option plan is as follows:

                                                    June 30,
                       ----------------------------------------------------------------------
                                     2003                                2002
                       ----------------------------------   ---------------------------------
                                   Weighted                            Weighted
                                   Average                             Average
                       Number of   Exercise                 Number of  Exercise
                        Shares      Price     Exercisable     Shares     Price    Exercisable
                       ---------   ---------  -----------   ---------  ---------  -----------
Outstanding at
 beginning of year     6,561,000   $    1.22    6,561,000   5,257,333  $    2.75    5,179,277
  Granted                    -     $     -                  1,510,000  $     .19
  Exercised                  -     $     -                         -   $      -
  Canceled/expired    (2,674,500)  $   (2.03)                (206,333) $  (31.86)
                       ---------                            ---------
Outstanding at end
of year                3,886,500   $     .67    3,886,500   6,561,000  $    1.22    6,561,000
                       =========   =========    =========   =========  =========    =========
Weighted average
 fair value of
 options granted
 during the year and
 exercisable                                    $      -                            $    0.18
                                                =========                           =========

The following  information  summarizes stock options outstanding and exercisable at
June 30, 2003:

                                                                     Weighted
                                                                      Average
                                                      Weighted       Remaining
                                     Number of        Average       Contractual
    Range of Exercise Prices          Options      Exercise Price      Life
    ------------------------         ---------     --------------   -----------
          $0.18 - $0.45              3,260,000       $     0.33            5.39
          $1.62 - $3.00                626,500             2.42             .17

          $0.18 - $3.00              3,886,500       $      .67            4.55

The weighted average fair value of options granted is as follows:

                                                        June 30,
                                 -----------------------------------------------------
                                           2003                         2002
                                 -------------------------   -------------------------
                                  Number of      Weighted      Number of      Weighted
                                   Options       Average        Options       Average
                                 Exercisable    Fair Value    Exercisable    Fair Value
                                 -----------   -----------   ------------    ----------
Granted during the year
  Less than fair value                  -       $      -             -       $      -
  Equal to fair value                   -              -             -              -
  Greater than fair value               -              -      1,510,000            0.18

                                        -       $      -      1,510,000      $     0.18

The weighted  average fair value of options granted was estimated on the date of grant using the Black-Scholes  option-pricing model. During 2002, the fair value of the options  granted is  estimated  on the date of grant using the  following assumptions:  dividend  yield of zero,  expected  volatility of 161%,  risk-free interest rate of 4.5% and an expected  life of five to ten years.  There were no options granted during 2003.

Had compensation  cost for these plans been determined based on their fair value at the date of grant  pursuant  to SFAS 123,  net loss and loss per share  would have been increased to the pro forma amounts indicated as follows:

                                                                     June 30,
                                                           ---------------------------
                                                               2003            2002
                                                           -----------     -----------

Net loss - as reported                                     $  (225,009)    $(1,113,674)
Net loss - pro forma                                       $  (225,009)    $(1,357,438)
Basic/diluted loss per share - as reported                 $      (.01)    $     (0.08)
Basic/diluted loss per share - pro forma                   $      (.01)    $     (0.09)

Note 8 - Commitments and Contingencies

The  Company is  involved  in  litigation  alleging  the  Company's  breach of a contract by delaying  its resale of certain  Company  stock.  The case is in the discovery  stage and the outcome is uncertain.  The Company does not believe the litigation will have material financial impact on the Company.  The accompanying financial statements do not include any adjustments relating to this matter.

Item  8.  Changes  In and  Disagreements  With  Accountants  on  Accounting  and
Financial Disclosure.

There  were no  disagreements  with  accountants  on  accounting  and  financial disclosures during the fiscal year of 2002 or 2003.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
with Section 16(a) of the Exchange Act.

The  directors,  executive  officers of the Company as of the date of October 7,
2003 are as follows:

Name                        Age         Position
----                        ---         --------

Anthony Clanton             50          Chief Executive Officer and President

Donald Plekenpol            51          Director and Secretary-Treasurer

Matthew Milonas             36          Director

The following is a brief account of the business experience of each director and executive officer of the Company.  There is no family  relationship  between any
Director or Executive Officer of the Company.

Anthony Clanton
---------------

Anthony Clanton has been involved in investment  banking related fields for over twenty-five  years.  Mr.  Clanton has been a shareholder  and  consultant to the
Company  (IWWH)  since  2000.   Prior  to  2000,  he  was  involved  in  various
merchant-banking relationships.  Mr. Clanton has been an investment banker since
1978.  Mr.  Clanton  has an  undergraduate  BA  degree  from the  University  of
Colorado.

Donald L. Plekenpol
-------------------

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

Matthew Milonas
---------------

Mr. Milonas has served as Chief Financial Officer of DSSG, LLC from 2001 to 2002 and as Chief Financial  Officer of FSOC. Inc. from 1996 to1998,  both restaurant chains  based in  Colorado.  Additionally  he has served as  Controller  for the
Colorado  Convention  Center from 1991 to 1996,  Brass Smith,  Inc. from 1998 to
2001, a large manufacturing firm, and for IMG from 2002 to 2003, a large natural stone  importer  all which  are all based in  Denver,  Colorado.  Currently  Mr.
Milonas  represents  companies such as Teikyo Loretta Heights University located in Denver as well as GE Access  located in  Westminster  Colorado.  Mr.  Milonas additional  has worked for INVESCO  Funds as a staff  auditor  (1992-1994).  Mr.
Milonas  brings with him over  fifteen  years of private,  public and non profit
experience  in  several  industries   including,   service,   manufacturing  and
financial.  Mr.  Milonas holds a Bachelor of Arts degree from Ft Lewis  College, with a minor in psychology  from Colorado  State  University.  Mr.  Milonas also holds various certifications in computer training programs.

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
Based solely upon a review of (i) Forms 4 and  amendments  thereto  furnished to the Company  pursuant to Rule  16a-3(e),  promulgated  under the  Exchange  Act, during the  Company's  fiscal  year ended June 30, 2002 and (ii) Forms 5 and any amendments  thereto and/or written  representations  furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the  Company's  fiscal year ended June 30, 2003,  it has been  determined that no  Reporting  Persons  were  delinquent  with  respect  to  such  person's reporting obligations set forth in Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation

The following table sets forth the compensation  paid during the fiscal year ending June 30,
2003 to the  Company's  Chief  Executive  Officer  and each of the  Company's  officers  and directors.  No  executive  officers  received  any  compensation  from the Company  prior to fiscal 1999.

                                Annual Compensation            Awards            Payouts
                             ------------------------   -----------------------  -------
                                          Bonus and     Restricted  Securities
                                         Other Annual    Stock      Underlying    LTIP
Name and Principal  Fiscal               Compensation   Award(s)     Options/    Payouts
  Other Position     Year     Salary         ($)          ($)         SAR (#)      ($)       All ($)
------------------  -------  ---------   ------------   ---------   -----------  -------    --------

Anthony Clanton        2003  $       0
CEO and President

Larry G. Arnold        2003  $       0
Former CEO,            2002  $ 200,000*  $      0                       200,000
resigned               2001  $ 200,000   $      0       $  10,000     1,000,000
January 2003           2000  $  41,667   $      0                        50,000
                       1999        N/A         N/A                          N/A    N/A        N/A

Edgar P.               2003  $       0
Odenwalter III         2002  $       0
Prior President        2001  $ 106,823   $      0                             0
And Director           2000        N/A         N/A                          N/A    N/A        N/A
                       1999        N/A         N/A                          N/A    N/A        N/A

Donald W. Prosser      2003  $       0
Prior CEO,             2002  $       0
Secretary              2001  $  50,000   $      0       $       0             0                0
and Treasurer          2000  $ 100,000   $      0       $  50,000       250,000    N/A         0
                       1999        N/A         N/A      $  40,000       200,000    N/A        N/A

Carole Baumbusch       2003  $       0
Prior Chief            2002  $       0
Operating Officer      2001  $  50,832   $      0                             0
                       2000        N/A         N/A                          N/A    N/A        N/A
                       1999        N/A         N/A                          N/A    N/A        N/A

Gabriel Coch           2003  $       0
Prior VP, Technical    2002  $       0
Operations             2001  $  90,879   $      0                             0
                       2000        N/A         N/A                          N/A    N/A        N/A
                       1999        N/A         N/A                          N/A    N/A        N/A

Alfred W. Delisle      2003  $       0
Prior Business         2002  $       0
Development Manager    2001  $  55,522   $      0                             0
And Director           2000  $  43,333   $      0                        35,000    N/A        N/A
                       1999  $  16,923         N/A                      100,000

Mitzi Q. Mitchell      2003  $       0
Prior Controller,      2002  $       0
Asst Secretary,        2001  $  66,625   $      0                             0
Assistant Treasurer    2000        N/A         N/A                          N/A    N/A        N/A
                       1999        N/A         N/A                          N/A    N/A        N/A

Carolyn LaPerriere     2003  $       0
Prior Controller,      2002  $  40,250
Assistant Secretary    2001  $  22,977   $      0                         5,000
                       2000        N/A         N/A                          N/A    N/A        N/A
                       1999        N/A         N/A                          N/A    N/A        N/A

John Herbers           2003  $       0
Prior Director         2002  $       0
                       2001        N/A         N/A                      100,000    N/A        N/A
                       2000        N/A         N/A                          N/A    N/A        N/A
                       1999        N/A         N/A                          N/A    N/A        N/A

Donald Plekenpol       2003  $       0
Director and           2002  $       0                                  200,000
Secretary              2001        N/A         N/A                       10,000    N/A        N/A
and Treasurer          2000        N/A         N/A                          N/A    N/A        N/A
                       1999        N/A         N/A                          N/A    N/A        N/A

J.D. Kish              2003  $       0
Prior Director,        2002  $       0                                  200,000
Treasurer and          2001        N/A         N/A                       10,000    N/A        N/A
Secretary              2000        N/A         N/A                          N/A    N/A        N/A
                       1999        N/A         N/A                          N/A    N/A        N/A

* Accrued but not paid.

The  following  table sets forth  information  on  executive  stock  options  granted to the executive officers of the Company as of September 29, 2003.

                                      Percent of
                     Number of          Total
                     Securities      Options/SARs
                     Underlying     Granted to as     Exercise of
                    Options/SARs     of September      Base Price
      Name          Granted (#)      29, 2003(1)       ($/share)     Expiration Date
----------------    ------------    -------------     -----------    ---------------

Anthony Clanton          50,000             4%          $    3.00    July 1, 2003
                        100,000                         $    0.45    May 15, 2010

Donald Plekenpol        200,000             5%          $    0.20    October 18, 2006

(1) Based on an aggregate total of 3,886,500  options granted and outstanding as of September 29, 2003.

DIRECTOR COMPENSATION

Directors have no set fee but may be compensated as determined by the Board,  in the  form  of cash or  securities  of the  Company.  Additionally,  the  Company reimburses  its  Directors for  reasonable  out-of-pocket  expenses  incurred in attending meetings of the Board of Directors.

Item 11. Security Ownership of Beneficial Owners and Management

The following  table sets forth  information  for the fiscal year ended June 30,
2003, regarding the beneficial ownership of our Common Stock as of September 29,
2003, by (i) each Director of the Company,  (ii) each  executive  officer of the
Company,  (iii) all directors and executive  officers as a group,  and (iv) each person  known to the Company to be the  beneficial  owner of more than 5% of its outstanding  shares of common stock. A total of 15,238,950  shares and 3,886,500 options are issued and outstanding as of September 29, 2003.

Directors and Executive   Name and Address of
Officers                  Beneficial Owner        Amount Owned      Percent of Class

Anthony Clanton, CEO      21 Meadow Lake Drive        368,400            1.9%
and President (1)         Lyons, CO 80540

Larry G. Arnold, Former   c/o Inform Worldwide      6,696,720             35%
CEO and Chairman of the   Holdings, Inc.
Board (2)                 4700 Castleton Way,
                          Suite 220
                          Castle Rock, CO 80104

Donald Plekenpol,         c/o Inform Worldwide        221,250            1.2%
Secretary-Treasurer and   Holdings, Inc.
Director (3)              4700 Castleton Way,
                          Suite 220
                          Castle Rock, CO  80104

Matthew Milonas,          c/o Inform Worldwide            -0-            -0-
Director (4)              Holdings, Inc.
                          4700 Castleton Way,
                          Suite 220
                          Castle Rock, CO  80104

Directors and Executive                               589,650            3.1%
officers as a group (3
persons) (5)
Footnotes to Security Ownership Table:
     (1)  Includes  213,000 shares owned of record by Mr. Clanton,  16,000 owned by Mr.  Clanton's  wife, and options by Mr. Clanton to acquire 150,000 shares. Does not include 39,400 shares owned by Mr. Clanton's children or 100,000 shares owned by Mr. Clanton's mother. Mr. Clanton disclaims beneficial ownership of these shares.
     (2)  Includes  a total  of  1,250,000  shares  that may be  acquired  under options. Does not include 679,062 shares owned by Mr. Arnold's spouse, and 945,000 shares owned by his adult children.
     (3)  Includes  200,000  shares that may be acquired  under options  granted
          September 19, 2001, at $.20 per share, until September 18, 2006.
     (4)  Became a Director October 2003.
     (5)  All  securities  shown  include  shares  that  may be  acquired  under options.

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

Item 12. Certain Relationships and Related Transactions.

Between September 8, 2000 and June 30 2003, the Company borrowed $2,181,695 from related  parties.  Several notes  payable to one officer and his family  members totaled $2,109,213,  carried 11% per annum interest and $1,632,029 was converted to stock on September 9, 2001.

Item 13. Exhibits and Reports on Form 8-K

On December 23, 2002, Form 8-K was filed announcing the results of the Company's annual meeting.

Exhibits  designated  with an asterisk (*) have  previously  been filed with the
Securities and Exchange  Commission and are incorporated  herein by reference to the document  referenced  parenthetically  following  the  descriptions  of such exhibits.

Exhibit No. Description
----------- -----------

(a)   Financial Statements

(b)   Exhibits

      31  Rule 13(a)-14(a) Certifications.

      32  Section 1350 Certifications.

The following financial statements are filed as part of this report.

                                   SIGNATURES

In accordance  with the  requirements  of Section 13 or 15(d) of the  Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly authorized, in the Town of Castle
Rock, State of Colorado on this 14th day of October 2003.

            Inform Worldwide Holdings Inc.

            By: /s/ Anthony Clanton
                -------------------
            Anthony Clanton
            President, Chief Executive Officer and
            Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following  persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature               Title                         Date
---------               -----                         ----

/s/ Anthony Clanton     Chief Executive Officer       October 14, 2003
-------------------     and President
Anthony Clanton

/s/ Matthew Milonas     Director                      October 14, 2003
-------------------
Matthew Milonas

/s/ Donald Plekenpol    Treasurer, Secretary          October 14, 2003
--------------------    and Director
Donald Plekenpol