Form 10QSB
period 2003-09-30
INFORM WORLDWIDE HOLDINGS INC
filed 2003-11-14
CIK 1076038

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities  Exchange
Act of 1934 for the fiscal quarter ended September 30, 2003.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
Act of 1934

                  For the transition period from _____ to _____

                        Commission file number 000-29994

                         Inform Worldwide Holdings, Inc.
--------------------------------------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

                Colorado                           84-1425882
   ------------------------------------   -----------------------------
     (State or other jurisdiction of             (I.R.S. Employer
      Incorporation or organization)            Identification No.)

      21 Meadow Lakes Drive, Lyons, CO                80540
--------------------------------------------------------------------------------------
       (Address of principal executive             (Zip Code)
                 offices)

                   Company's telephone Number: (303) 596-4089

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

                 Class                           Outstanding at November 12, 2003
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

ITEM 3. Defaults Upon Senior Securities

ITEM 4. Submission of Matters to Vote of Security Holders

ITEM 5. Other Information

ITEM 6. Exhibits and Reports on Form 8-K

Signatures

                         INFORM WORLDWIDE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                             September 30,
                                                2003
                                             ------------
                                             (unaudited)
 Current assets:
    Cash                                     $        322
                                             ------------
             Total current assets                     322
                                             ------------

 Total assets                                $        322
                                             ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current liabilities:
     Accounts payable                        $    246,736
     Accounts payable - related party              15,168
     Accrued expenses                             231,996
     Accrued expenses - related party             300,000
     Interest payable - related party             127,913
     Bank line of credit                           33,032
     Notes payable - related party                680,683
                                             ------------
            Total current liabilities           1,635,528
                                             ------------
            Total liabilities                   1,635,528
                                             ------------
 Commitments and contingencies

 Stockholders' deficit:
     Preferred stock, class A, no par value,
       10,000,000 shares authorized;
       0 shares issued and outstanding                  0

     Common stock, class A, no par value;
       250,000,000 shares authorized;
       15,238,950 shares issued and
       outstanding                              8,225,001

     Accumulated deficit                       (9,860,207)
                                             ------------
           Total stockholders' deficit        (1,635,206)
                                             ------------
 Total liabilities and stockholders' deficit $        322
                                             ============

                         INFORM WORLDWIDE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                For The Quarter Ending
                                     September 30,
                              ---------------------------
                                2003             2002
                              ---------        ----------

Sales                         $       0        $        0

Cost of sales                         0                 0
                              ---------        ----------
Gross profit                          0                 0

Selling, general and
  administrative expenses        19,150            29,945
                              ---------        ----------
Total expenses                   19,150            29,945
                              ---------        ----------
Loss from operations            (19,150)          (29,945)
                              ---------        ----------

Other expense - interest        (18,758)           (6,528)
                              ---------        ----------
Total other income              (18,758)           (6,528)
(expense)
                              ---------        ----------

Net income (loss)             $ (37,908)       $  (36,473)
                              =========        ==========

Basic/Diluted net loss per
share                            ($0.01)           ($0.01)
                              =========        ==========

Basic/Diluted weighted
average number of common
 shares                       15,238,950        15,238,950
                              =========        ==========

                         INFORM WORLDWIDE HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  For the Three Months Ended September 30, 2003

                                                                                        Stock-
                         Preferred Stock         Common Stock          Accumulated      holders'
                         Shares    Amount     Shares        Amount        Deficit       Deficit
                       ---------  --------   ----------   ----------   ------------   ------------
Balances at June 30,
2003 (audited)                 -  $      -   15,238,950   $8,225,001   $(9,822,299)   $(1,597,298)

Net loss                       -         -           -            -        (37,908)       (37,908)
                       ---------  --------   ----------   ----------   ------------   ------------
Balances at September
30, 2003 (unaudited)           -  $      -   15,238,950   $8,225,001   $(9,860,207)   $(1,635,206)
                       =========  ========   ==========   ==========   ============   ============

                         INFORM WORLDWIDE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   For the Three Months
                                           Ended
                                        September 30,
                                    2003          2002
                                 -----------   ----------
Cash flows from operating
activities:
   Net income (loss)             $   (37,908)  $  (36,473)
                                 -----------   ----------
     Adjustments:
        Depreciation and
         amortization                     29          723
     Changes in assets and
      liabilities:
        Accounts payable and
         accrued expenses             11,261       (1,987)
        Accounts payable,
         related party                 1,735           -
        Accrued interest -
         related party                18,758        6,528
                                 -----------   ----------
                                      31,783        5,264
                                 -----------   ----------
Net cash used in operating            (6,125)     (31,209)
activities
                                 -----------   ----------

Cash flows from financing
activities:
  Proceeds from notes payable -
     related parties                   6,392       29,000
                                 -----------   ----------
Net cash provided by financing
    Activities                         6,392       29,000
                                 -----------   ----------
Net increase (decrease) in cash          267       (2,209)
Cash at beginning of the period           55        3,406
                                 -----------   ----------

Cash at end of the period        $       322   $    1,197
                                 ===========   ==========

Supplemental Disclosure:

     Cash paid for interest  during the quarters  ended  September  30, 2003 and
     2002 was $0.

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

As shown in the accompanying  financial  statements,  the Company incurred a net loss of $37,908 during the three months ended September 30, 2003 and, as of that
date,  the  Company's  current  liabilities   exceeded  its  current  assets  by
$1,635,206.   Those  conditions  together  with  those  described  above,  raise substantial  doubt about the Company's  ability to continue as a going  concern.
Management  of the Company is  developing  plans for  reduction of its operating expenses and looking for potential  acquisition or merger  candidates;  however, nothing  significant has  materialized to date. The financial  statements do not include  any  adjustment  that might be  necessary  if the  Company is unable to continue as a going concern.

Interim Unaudited Financial Statement

The interim  financial  statements  are  unaudited  and reflect all  adjustments
(consisting only of normal recurring adjustments),  which are, in the opinion of management,  necessary for a fair  presentation  of the  financial  position and operating  results for the interim  periods.  The results of operations  for the three months ended  September  30, 2003 are not  necessarily  indicative  of the results  of the  entire  year.  The  financial  statements  included  herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form
10-KSB filing. These financial statements should be read in conjunction with the financial  statements  and notes thereto  contained in the Company's Form 10-KSB for the year ended June 30, 2003.

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

Recently Issued Accounting Pronouncements

In June 2001,  the FASB issued SFAS No. 143,  "Accounting  for Asset  Retirement
Obligations."  SFAS No. 143 requires the fair value of a liability  for an asset retirement  obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying  amount of the long-lived  assets.
SFAS No. 143 is effective for fiscal years  beginning  after June 15, 2002.  The adoption of this  statement had no material  impact on the  Company's  financial statements.

In April 2002,  the FASB issued SFAS No. 145,  "Rescission of FASB No. 4, 44 and
64, Amendment of FASB No. 13, and Technical Corrections." SFAS rescinds FASB No.
4  "Reporting  Gains and  Losses  from  Extinguishments  of Debt Made to Satisfy
Sinking-Fund Requirements." This statement also rescinds SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for
Leases." This  statement is effective for fiscal years  beginning  after May 15,
2002.  The adoption of this  statement  had no material  impact on the Company's financial statements.

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
146 is  effective  for exit or  disposal  activities  that are  initiated  after
December  31,  2002,  with early  application  encouraged.  The adoption of this statement  had no  material  impact  on  the  Company's  consolidated  financial statements.

In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial
Institutions".  SFAS No.  147  amends  FASB  Statements  No.  72 and 144 and FAB
Interpretations  No. 9. The adoption of this statement had no material impact on the Company's financial statements.

In  November  2002,  the  FASB  published  interpretation  No.  45  "Guarantor's
Accounting  and  Disclosure  requirements  for  Guarantees,  Including  Indirect
Guarantees  of  Indebtedness  of  Others".  The  Interpretation  expands  on the accounting  guidance of Statements No. 5, 57, and 107 and  incorporates  without change the provisions of FASB  Interpretation No. 34, which is being superseded.
The Interpretation  elaborates on the existing disclosure  requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies  that at the time a company  issues a  guarantee,  that  company  must recognize  an initial  liability  for the fair value,  or market  value,  of the obligations it assumes under that  guarantee and must disclose that  information in its interim and annual  financial  statements.  The initial  recognition  and initial measurement provisions apply on a prospective basis to guarantees issued or modified  after  December  31, 2002,  regardless  of the  guarantor's  fiscal year-end.  The disclosure  requirements in the  Interpretation are effective for financial  statements  of interim or annual  periods  ending after  December 15,
2002.  The adoption of this  statement  had no material  impact on the Company's financial statements.

In  December  2002,  the FASB issued SFAS No. 148  "Accounting  for  Stock-Based
Compensation-  Transition and  Disclosure".  This statement amends SFAS No. 123,
"Accounting  for Stock-Based  Compensation"  to provide  alternative  methods of transition  for an entity that  voluntarily  changes to the fair value method of accounting  for  stock-based  compensation.  In  addition,  SFAS 148  amends the disclosure  provision of SFAS 123 to require more prominent disclosure about the effects of an entity's  accounting  policy decisions with respect to stock-based employee  compensation  on reported  net  income.  The  effective  date for this
Statement  is for fiscal years ended after  December  15, 2002.  The adoption of this statement had no material impact on the Company's financial statements.

In January 2003, the Financial Accounting Standards Board issued  Interpretation
No. 46,  "Consolidation  of Variable  Interest  Entities"  (FIN No.  46)".  This
interpretation   clarifies  existing   accounting   principles  related  to  the
preparation of consolidated financial statements when the equity investors in an entity do not have the  characteristics  of a controlling  financial interest or when  the  equity  at risk is not  sufficient  for the  entity  to  finance  its activities without additional subordinated financial support from other parties.
FIN No. 46 requires a company to evaluate all existing  arrangements to identify situations where a company has a "variable  interest"  (commonly  evidenced by a guarantee  arrangement or other  commitment to provide  financial  support) in a
"variable  interest entity" (commonly a thinly  capitalized  entity) and further determine  when such variable  interests  require a company to  consolidate  the variable  interest  entities'  financial  statement with its own. The Company is required to perform this  assessment  by December 31, 2003 and  consolidate  any variable  interest entities for which it will absorb a majority of the entities'
expected losses or receive a majority of the expected residual gains. Management has not yet  performed  this  assessment,  however it does not have any variable interest entities as of September 30, 2003.

In April 2003, FASB issued SFAS No. 149, "Accounting for Derivative  Instruments and Hedging  Activities,"  which is  effective  for  contracts  entered  into or modified after June 30, 2003 and for hedging relationships designated after June
30, 2003. This statement amends and clarifies financial accounting and reporting for  derivative  instruments  including  certain  instruments  embedded in other contracts  and for  hedging  activities  under  SFAS No.  133,  "Accounting  for
Derivative Instruments and Hedging Activities." The adoption of this standard is not expected to have a material impact on the Company's financial statements.

In May 2003,  FASB  issued  SFAS No.  150,  "Accounting  for  Certain  Financial
Instruments  with  Characteristics  of Both  Liabilities  and Equity,"  which is effective for financial  instruments entered into or modified after May 31,2003, and  otherwise  is  effective  at the  beginning  of the  first  interim  period beginning  after June 15, 2003.  SFAS No. 150  establishes  standards for how an
issuer   classifies   and   measures   certain   financial    instruments   with
characteristics of both liabilities and equity. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

NOTE 3.  RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2003, the Company borrowed  approximately
$6,000 from related parties.

NOTE 4.  LEASE AND COMMITMENTS

The Company has entered into several  operating  lease  agreements  for which it leases office space and equipment.  The equipment leases expired during 2003. In
June 2002, the Company  abandoned the premises  located at 10333 E Dry Creek Rd.
Suite 270,  Englewood,  Colorado due to lack of capital and began  subleasing an
800 square foot space located at 4700 Castleton Way,  Castle Rock Colorado.  The
Castle Rock lease was  terminated in August 2003.  Accrued  liabilities  include accrued rent of approximately  $296,000 relating to rentals due through the term of the  abandoned  lease  recorded  upon  abandonment.  Lease  expense  for both property and  equipment  incurred for the three months ended  September 30, 2003 and 2002 was approximately $1,129 and $3,434, respectively.

NOTE 5.  NOTES PAYABLE & LINES OF CREDIT

The  Company  has a $50,000  line of credit  with US Bank of  Colorado  Springs,
Colorado. Payments are due on the 15th of each month and interest accrues at the rate of 10.45% per annum.  At September  30,  2003,  the  Company's  outstanding balance on this line of credit was  $33,032.  This line of credit is  personally guaranteed  by a former  officer of the  Company.  At September  30,  2003,  the
Company was in default in the  payment of certain  amounts due under the line of credit.

NOTE 6.  INCOME TAXES

At  September  30,  2003,  the Company had  approximately  $6,576,000  of unused federal net operating loss  carry-forward.  The NOL's utilization may be limited due to changes in control of the Company.

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

                                       September 30, 2003
                                       ------------------
Deferred tax asset arising from
    net operating loss carry-forwards: $       2,466,000
Valuation allowance                           (2,466,000)
                                       -----------------
Net deferred taxes                     $              -
                                       =================

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

Class A Common Stock

The Company has 15,238,950 shares of class A common stock issued and outstanding on September 30, 2003.

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

Summary

A summary of the status of the Company's  stock options as of September 30, 2003 and changes  during the three months ended on September  30, 2003 are  presented below:
                                                 Weighted
                                                 Average    Excerci-    Weighted
                                                 Exercise    sable      Avgerage
               Options                 Shares      Price    Options    Fair value
               -------                 ------    --------   --------   ----------

Outstanding at beginning of year      3,886,500     $.67    3,886,500      $0
                                      ---------
Granted                                      -         -
Exercised                                    -         -
Forfeited/Cancelled                    (425,000)   (2.71)
                                      ---------
                                      3,461,500     $.42    3,461,500      $0
                                      =========

NOTE 8. CONTINGENCIES

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

Item 2. Management's Discussion and Analysis of Financial Condition,  Results of
Operations and Plan of Operations

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

RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES - QUARTER ENDED SEPTEMBER
30, 2003 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2002

Selling, general and administrative expenses for the quarter ended September 30,
2003 were $19,150  compared to $29,945 for the same period on 2002. The decrease was a result of  reductions  in rent expense and  salaries  and wages.  Interest expense for the quarter ended September 30, 2003 was $18,758  compared to $6,528 for the same period on 2002. The decrease was a result of higher amounts of debt to  related  parties  in the  current  quarter.  The  Company  had a net loss of
$(37,908)  or $(0.01) per share and a net loss of  $(36,473) or $(.01) per share for the quarters ended September 30, 2003 and 2002, respectively.

The  above  mentioned  culmination  of  operations  resulted  in  cash  used  in operations to decrease to $(6,125) for the three months ended September 30, 2003 from $(31,209) for the three months ended  September 30, 2002.  Cash provided by financing  activities  decreased to $6,392 for the three months ended  September
30, 2003 from $29,000 for the three months ended  September  30, 2002  primarily due to the reduction of loans from related parties required to fund operations.

Item 3.  Controls and Procedures

(a)  Evaluation  of Disclosure  Controls and  Procedures.  The  Company's  Chief
Executive,  Financial and Accounting Officer, after evaluating the effectiveness of the  Company's  disclosure  controls  and  procedures  (as  defined  in Rules
13a-15(e) and 15d-15(e)  under the  Securities  Exchange Act of 1934, as amended
(the  "Exchange  Act"))  as of a date  within  90  days  of the  filing  of this quarterly  report  (the  "Evaluation  Date"),  have  concluded  that,  as of the
Evaluation Date, the Company's disclosure controls and procedures were effective to ensure  the timely  collection,  evaluation  and  disclosure  of  information relating to the Company that would  potentially  be subject to disclosure  under the Exchange Act and the rules and regulations promulgated thereunder.

(b)  Changes in  Internal  Controls.  There were no  significant  changes in the
Company's internal controls or in other factors that could significantly  affect the internal controls subsequent to the Evaluation Date.

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

                                  Inform Worldwide Holdings, Inc.

Dated: November 14, 2003

Signature                  Title                                   Date
------------------------------------------------------------------------------

/s/ Anthony Clanton     Chief Executive Officer & President      November 14, 2003
-------------------
Anthony Clanton

/s/ Matthew Milonas     Director                                  November 14, 2003
-------------------
Matthew Milonas

/s/ Donald Plekenpol    Treasurer, Secretary  & Director          November 14, 2003
--------------------
Donald Plekenpol