Form 10QSB
period 2003-12-31
INFORM WORLDWIDE HOLDINGS INC
filed 2004-02-17
CIK 1076038

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

     [X]  Quarterly  report  pursuant  to section 13 or 15(d) of the  Securities
     Exchange Act of 1934 for the fiscal quarter ended December 31, 2003.

     [ ]  Transition  report  pursuant to section 13 or 15(d) of the  Securities
     Exchange Act of 1934 For the transition period from _____ to _____

                        Commission file number 000-29994

                         Inform Worldwide Holdings, Inc.
 -------------------------------------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

            Colorado                                   84-1425882
  ----------------------------------           -----------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    Incorporation or organization)                  Identification No.)

       21 Meadow Lake Drive                            Lyons, CO 80540
  ----------------------------------           -----------------------------
(Address of principal executive offices)                 (Zip Code)

                   Company's telephone Number: (303) 596-4089

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

           Class                               Outstanding at February 13, 2004
 --------------------------                   ---------------------------------
Class A Common Stock, No Par Value                   15,238,950 Shares

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

                         Inform Worldwide Holdings, Inc.
                                      Index

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Balance Sheet
Statements of Operations
Statement of Stockholders' Deficit
Statements of Cash Flows
Notes to Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3. Controls and Procedures

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
ITEM 2. Changes in Securities
ITEM 3. Defaults Upon Senior Securities
ITEM 4. Submission of Matters to Vote of Security Holders
ITEM 5. Other Information
ITEM 6. Exhibits and Reports on Form 8-K
Signatures

                         INFORM WORLDWIDE HOLDINGS, INC.
                                  BALANCE SHEET

                                     ASSETS

                                                                  December 31,
                                                                      2003
                                                                    ----------
                                                                    (unaudited)
Current assets:
     Cash ........................................................          $280
                                                                            ----
                      Total current assets .......................           280
                                                                            ----

Total assets .....................................................          $280
                                                                            ====

                         INFORM WORLDWIDE HOLDINGS, INC.
                                  BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                  December 31,
                                                                      2003
                                                                    ----------
                                                                    (unaudited)
Current liabilities:
      Accounts payable ......................................       $   262,030
      Accounts payable - related party ......................            15,168
      Accrued expenses ......................................           231,996
      Accrued expenses - related party ......................           300,000
      Interest payable - related parties ....................           146,895
      Bank line of credit ...................................            33,032
      Notes payable - related parties .......................           693,754
                                                                    -----------
                  Total current liabilities .................         1,682,875
                                                                    -----------
               Total liabilities ............................         1,682,875
                                                                    -----------
Commitments and contingencies

Stockholders' deficit:
      Preferred stock, class A, no par value,
       10,000,000 shares authorized;
       0 shares issued and outstanding ......................                 0

      Common stock, class A, no par value;
       250,000,000 shares authorized;
       15,238,950 shares issued and outstanding .............         8,225,001

      Accumulated deficit ...................................        (9,907,596)
                                                                    -----------
                    Total stockholders' deficit .............        (1,682,595)
                                                                    -----------
Total liabilities and stockholders' deficit .................       $       280
                                                                    ===========

                         INFORM WORLDWIDE HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                     For The Quarter Ended          For The Six Months Ended
                                          December 31,                     December 31,
                                      2003           2002               2003          2002
                                   ----------------------------    ----------------------------

Sales ..........................   $          0    $          0    $          0    $          0

Cost of sales ..................              0               0               0               0
                                   ------------    ------------    ------------    ------------
Gross profit ...................              0               0               0               0

Selling, general and
 administrative expenses .......         28,471          55,319          47,485          85,264
                                   ------------    ------------    ------------    ------------
Total expenses .................         28,471          55,319          47,485          85,264
                                   ------------    ------------    ------------    ------------
Loss from operations ...........        (28,471)        (55,319)        (47,485)        (85,264)
                                   ------------    ------------    ------------    ------------
Other expense:
 Interest expense ..............        (19,054)        (24,788)        (37,812)        (31,316)
                                   ------------    ------------    ------------    ------------

Net loss .......................   $    (47,525)   $    (80,107)   $    (85,297)   $   (116,580)
                                   ============    ============    ============    ============
Basic/Diluted net loss per share   ($      0.01)   ($      0.01)   ($      0.01)   ($      0.01)
                                   ============    ============    ============    ============
Basic/Diluted weighted average .     15,238,950      15,238,950      15,238,950      15,238,950
number of common shares ........   ============    ============    ============    ============

                         INFORM WORLDWIDE HOLDINGS, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                   For the Six Months Ended December 31, 2003

                                             Preferred Stock            Common Stock                           Stock-
                                           ----------------------  ------------------------   Accumulated      Holders
                                            Shares       Amount     Shares        Amount        Deficit        Deficit
                                           ----------   ---------  ----------   -----------   -----------    -----------

Balances at June 30, 2003 (audited) .....        -         -       15,238,950   $ 8,225,001   $(9,822,299)   $(1,597,298)

Net loss ................................        -         -            --            --         (85,297)       (85,297)
                                                                                -----------    -----------
Balances at December 31, 2003 (unaudited)        -         -       15,238,950   $ 8,225,001   $(9,907,596)   $(1,682,595)
                                            =========   ========   ===========   ===========   ===========    ===========

                         INFORM WORLDWIDE HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                         For the Three Months Ended  For the Six Months Ended
                                                 December 31,              December 31,
                                              2003         2002          2003        2002
                                            ---------    ---------    ---------    ---------
Cash flows from operating activities:
  Net loss ..............................   $ (47,525)   $ (80,107)   $ (85,297)   $(116,580)
                                            ---------    ---------    ---------    ---------
   Adjustments:
    Depreciation and amortization .......        --            723           30        1,446
   Changes in assets and liabilities:
    Accounts payable and accrued expenses      15,501       24,146       28,751       22,159
    Accrued interest - related party ....      18,982       24,788       37,741       31,316
                                            ---------    ---------    ---------    ---------
                                               34,483       49,657       66,522       54,921
                                            ---------    ---------    ---------    ---------
Net cash used in operating activities ...     (13,042)     (30,450)     (18,775)     (61,659)
                                            ---------    ---------    ---------    ---------
Cash flows from financing activities:
 Proceeds from notes payable -
   related parties ......................      13,000       30,000       19,000       59,000
                                            ---------    ---------    ---------    ---------
Net cash provided by financing
  Activities ............................      13,000       30,000       19,000       59,000
                                            ---------    ---------    ---------    ---------
Net (decrease) increase in cash .........         (42)        (450)         225       (2,659)
Cash at beginning of the period .........         322        1,197           55        3,406
                                            ---------    ---------    ---------    ---------

Cash at end of the period ...............   $     280    $     747    $     280    $     747
                                            =========    =========    =========    =========

Supplemental Disclosure:
     Cash paid for interest during the quarters ended December 31, 2003 and 2002 was $0 and $0, respectively.

                         INFORM WORLDWIDE HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The financial statements include the accounts of Inform Worldwide Holdings, Inc.
(formerly Anything Corporation & Anything Internet  Corporation).  Prior periods included certain inactive and wholly owned  subsidiaries;  Inform Worldwide Inc.
(dissolved June 28, 2002), AnythingPC  InternetCorporation  (dissolved September
1, 2003) and  Anything  Coffee  Corporation  (dissolved  January 1,  2002).  All significant  intercompany  transactions  and  accounts  were  eliminated  in the previously consolidated financial statements.

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

As shown in the accompanying  financial  statements,  the Company incurred a net loss of $85,297 for the six months  ended  December 31, 2003 and, as of December
31, 2003;  the  Company's  current  liabilities  exceeded its current  assets by
$1,682,595.   Those  conditions  together  with  those  described  above,  raise substantial  doubt about the Company's  ability to continue as a going  concern.
Management  of the Company is  developing  plans for  reduction of its operating expenses and looking for potential  acquisition or merger  candidates;  however, nothing  significant has  materialized to date. The financial  statements do not include  any  adjustment  that might be  necessary  if the  Company is unable to continue as a going concern.

Interim Unaudited Financial Statements

The interim  financial  statements  are  unaudited  and reflect all  adjustments
(consisting only of normal recurring adjustments),  which are, in the opinion of management,  necessary for a fair  presentation  of the  financial  position and operating  results for the interim  periods.  The results of operations  for the three  months  and six  months  ended  December  31,  2003  are not  necessarily indicative of the results of the entire year. The financial  statements included herein are  presented in  accordance  with the  requirements  of Form 10-QSB and consequently  do not  include  all  of  the  disclosures  normally  made  in the registrant's  annual Form 10-KSB filing.  These financial  statements  should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended June 30, 2003.

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
The Interpretation  elaborates on the existing disclosure  requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies  that at the time a company  issues a  guarantee,  that  company  must recognize  an initial  liability  for the fair value,  or market  value,  of the obligations it assumes under that  guarantee and must disclose that  information in its interim and annual  financial  statements.  The initial  recognition  and initial measurement provisions apply on a prospective basis to guarantees issued or modified  after  December  31, 2002,  regardless  of the  guarantor's  fiscal year-end.  The disclosure  requirements in the  Interpretation are effective for financial statements of interim or annual periods ending after December 15,2002.
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
FIN No. 46 requires a company to evaluate all existing  arrangements to identify situations where a company has a "variable  interest"  (commonly  evidenced by a guarantee  arrangement or other  commitment to provide  financial  support) in a
"variable  interest entity" (commonly a thinly  capitalized  entity) and further determine  when such variable  interests  require a company to  consolidate  the variable  interest  entities'  financial  statement with its own. The Company is required to perform this  assessment  by December 31, 2003 and  consolidate  any variable  interest entities for which it will absorb a majority of the entities'
expected losses or receive a majority of the expected residual gains. Management has not yet  performed  this  assessment,  however it does not have any variable interest entities.

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

NOTE 3. RELATED PARTY TRANSACTIONS

During  the  six  months  ended   December  31,  2003,   the  Company   borrowed
approximately $19,000 from related parties.

NOTE 4. LEASE AND COMMITMENTS

The Company has entered into several  operating  lease  agreements  for which it leases office space and equipment.  The equipment leases expired during 2003. In
June 2002, the Company  abandoned the premises  located at 10333 E Dry Creek Rd.
Suite 270,  Englewood,  Colorado due to lack of capital and began  subleasing an
800 square foot space located at 4700 Castleton Way,  Castle Rock Colorado.  The
Castle Rock lease was  terminated in August 2003.  Accrued  liabilities  include accrued rent of approximately  $296,000 relating to rentals due through the term of the  abandoned  lease  recorded  upon  abandonment.  Lease  expense  for both property and equipment  incurred for the six months ended  December 31, 2003 and
2002 was approximately $1,129 and $6,931, respectively.

NOTE 5. NOTES PAYABLE & LINES OF CREDIT

The  Company  has a $50,000  line of credit  with US Bank of  Colorado  Springs,
Colorado. Payments are due on the 15th of each month and interest accrues at the rate of 10.45% per annum.  At  December  31,  2003,  the  Company's  outstanding balance on this line of credit was  $33,032.  This line of credit is  personally guaranteed by a former officer of the Company. At December 31, 2003, the Company was in default in the payment of certain amounts due under the line of credit.

NOTE 6. INCOME TAXES

At December 31, 2003, the Company had approximately $8,841,000 of unused federal net operating loss  carry-forward.  The NOL's  utilization may be limited due to changes in control of the Company.

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

                                                              December 31, 2003
                                                              -----------------
         Deferred tax asset arising from
           net operating loss carry-forwards:                 $        3,315,000
         Valuation allowance                                          (3,315,000)
                                                              -----------------
         Net deferred taxes                                   $                -
                                                              =================

NOTE 7. STOCKHOLDERS' EQUITY

The Company is authorized by its Articles of Incorporation, as amended, to issue an  aggregate of  250,000,000  shares of class `A' common  stock,  no par value,
"common  stock");  25,000,000  shares of class `B'  common  stock,  no par value
("class B common stock"); 10,000,000 shares of class `A' preferred stock, no par value, $15 stated value ("class A preferred  stock");  and 10,000,000  shares of class `B' preferred stock, no par value ("class B preferred stock").  No class A or B preferred stock, or class B common stock are currently outstanding.

Class A Common Stock

The Company has 15,238,950 shares of class A common stock issued and outstanding on December 31, 2003.

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

The options are  generally  granted at equal or above market  price,  have lives ranging from two to ten years and vest immediately or after 18 months.

Summary

A summary of the status of the  Company's  stock options as of December 31, 2003 and  changes  during the six months  ended on December  31,  2003 are  presented below:

                                                               Weighted Average
      Weighted Average Fair Value              Shares           Exercise Price     Exercisable Options
                                           --------------      ----------------    -------------------

Outstanding at beginning of year                3,886,500       $        0.67             3,886,500

Granted                                                -                -
Exercised                                              -                -
Forfeited/Canceled                               (625,000)              (2.42)
                                           --------------

                                                3,261,500       $        0.33             3,261,500
                                           ==============

NOTE 8. CONTINGENCIES

The  Company is  involved  in  litigation  alleging  the  Company's  breach of a contract by delaying the resale of certain  Company stock.  The case is awaiting trial and the outcome is uncertain.  The Company does not believe the litigation will have material financial impact on the Company.  The accompanying  financial statements do not include any adjustments relating to this matter.

NOTE 9. SUBSEQUENT EVENT

On January 29, 2004,  the Company  issued 500,000 shares of class A common stock valued at $7,500 as payment for certain accounts payable.

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

RESULTS OF OPERATIONS,  LIQUIDITY AND CAPITAL RESOURCES - QUARTER ENDED DECEMBER
31, 2003 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2002

Selling,  general and administrative expenses for the quarter ended December 31,
2003 were $28,471  compared to $55,319 for the same period on 2002. The decrease was a result of  reductions  in rent expense and  salaries  and wages.  Interest expense for the quarter ended December 31, 2003 was $19,054  compared to $24,788 for the same period on 2002. The decrease was due to differing terms relating to the  outstanding  debt  in the  prior  period.  The  Company  had a net  loss of
$(47,525)  or $(0.01) per share and a net loss of  $(80,107)or  $(.01) per share for the quarters ended December 31, 2003 and 2002, respectively.

The  above  mentioned  culmination  of  operations  resulted  in  cash  used  in operations to decrease to $(18,775)  for the six months ended  December 31, 2003 from  $(61,659)  for the six months ended  December 31, 2002.  Cash  provided by financing  activities decreased to $19,000 for the six months ended December 31,
2003 from $59,000 for the six months ended  December 31, 2002  primarily  due to the reduction of loans from related parties required to fund operations.

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

Part II Other Information

Item 1. Legal Proceedings.

The Company is a defendant in a civil lawsuit in El Paso County  District Court,
Colorado Springs, Colorado, Lloyd K Parrish, Jr., et. al. v. Larry D. Arnold and
Inform  Worldwide  Holdings,  Inc. The plaintiffs filed this lawsuit on or about
March,  2002,  alleging that the Company and Mr.  Arnold  breached a contract in delaying the resale of certain common stock.  The Plaintiffs seek an unspecified amount of damages. The Company believes the case is without merit and it will be vigorously  defended.  The court dismissed certain claims against Mr. Arnold but left unresolved the claim against the Company.

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

A special  meeting of the Board of Directors  was held on January 27,  2003,  at which time  Larry G.  Arnold  resigned  as  Chairman  and Member of the Board of
Directors and as President of the company. At the same meeting,  Anthony Clanton was elected to fill these positions. JD Kish subsequently resigned as a director and officer.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit
  No.      Description
------     -----------

31.1       Certification of Chief Executive Officer pursuant to Rule
           13a-14(a)/15(d)-14(a)

31.2       Certification of Chief Financial Officer pursuant to Rule
           13a-14(a)/15(d)-14(a)

32.1       Certification of Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002

32.2       Certification  of Chief  Financial  Officer  pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance  with the  requirements  of the Exchange Act, the  registrant  has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Inform Worldwide Holdings, Inc.

Dated: November 14, 2003

Signature                  Title                                        Date
--------------------------------------------------------------------------------

/s/ Anthony Clanton        Chief Executive Officer & President         February 13, 2004
------------

Anthony Clanton

/s/ Matthew Milonas        Director                                    February 13, 2004
-------------------

Matthew Milonas

/s/ Donald Plekenpol       Treasurer, Secretary & Director             February 13, 2004
--------------------

Donald Plekenpol