Form 10QSB
period 2004-03-31
INFORM WORLDWIDE HOLDINGS INC
filed 2004-05-17
CIK 1076038

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

     [X]  Quarterly  report  pursuant  to section 13 or 15(d) of the  Securities
     Exchange Act of 1934 for the fiscal quarter ended March 31, 2004.

     [ ]  Transition  report  pursuant to section 13 or 15(d) of the  Securities
     Exchange Act of 1934 For the transition period from _____ to _____

                        Commission file number 000-29994

                         Inform Worldwide Holdings, Inc.
--------------------------------------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

        Colorado                                             84-1425882
-----------------------------                     -----------------------------
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                           Identification No.)

  21 Meadow Lake Drive Lyons, CO                                80540
-----------------------------                     ------------------------------
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

           Class                                Outstanding at March 31, 2004
---------------------------------               -----------------------------
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
ITEM 6. Exhibits and Reports on Form 8-K
Signatures

                         INFORM WORLDWIDE HOLDINGS, INC.
                                  BALANCE SHEET

                                     ASSETS

                                                              March 31, 2004
                                                              --------------
                                                               (unaudited)
Current assets:
     Cash ........................................                      $571
                                                              --------------
                      Total current assets .......                       571
                                                              --------------

Total assets .....................................                      $571
                                                              ==============

                         INFORM WORLDWIDE HOLDINGS, INC.
                                  BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                              March 31, 2004
                                                              --------------
                                                               (unaudited)
Current liabilities:
      Accounts payable ...........................               $   275,123
      Accounts payable - related party ...........                    21,995
      Accrued expenses ...........................                   231,996
      Accrued salaries - officer/stockholder .....                   300,000
      Interest payable - related parties .........                   166,080
      Bank line of credit ........................                    33,033
      Notes payable - related parties ............                   708,825
                                                              --------------
                  Total current liabilities ......                 1,737,052
                                                              --------------
               Total liabilities .................                 1,737,052
                                                              --------------
Commitments and contingencies

Stockholders' deficit:
      Preferred stock, class A, no par value,
       10,000,000 shares authorized;
       0 shares issued and outstanding ...........                         0

      Common stock, class A, no par value;
       250,000,000 shares authorized;
       15,238,950 shares issued and outstanding ..                 8,225,001

      Accumulated deficit ........................                (9,961,482)
                                                              --------------
                    Total stockholders' deficit ..                (1,736,481)
                                                              --------------
Total liabilities and stockholders' deficit ......               $       571
                                                              ==============

                       See notes to financial statements.

                         INFORM WORLDWIDE HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                    - For The Quarter Ended -     - For The Nine Months Ended -
                                             March 31,                     March 31,
                                   ----------------------------    ----------------------------
                                       2004            2003            2004            2003
                                   ------------    ------------    ------------    ------------

Sales ..........................   $          0    $          0    $          0    $          0

Cost of sales ..................              0               0               0               0
                                   ------------    ------------    ------------    ------------
Gross profit ...................              0               0               0               0

Selling, general and
 administrative expenses .......         34,496          29,437          82,116         114,701
                                   ------------    ------------    ------------    ------------
Total expenses .................         34,496          29,437          82,116         114,701
                                   ------------    ------------    ------------    ------------
Loss from operations ...........        (34,496)        (29,437)        (82,116)       (114,701)
                                   ------------    ------------    ------------    ------------
Other expense:
 Interest expense ..............        (19,255)        (12,599)        (57,067)        (43,915)
                                   ------------    ------------    ------------    ------------

Net loss .......................   $    (53,751)   $    (42,036)   $   (139,183)   $   (158,616)
                                   ============    ============    ============    ============
Basic/Diluted net loss per share   ($      0.01)   ($      0.01)   ($      0.01)   ($      0.01)
                                   ============    ============    ============    ============
Basic/Diluted weighted average .     15,238,950      15,238,950      15,238,950      15,238,950
 number of common shares .......   ============    ============    ============    ============

                       See notes to financial statements.

                         INFORM WORLDWIDE HOLDINGS, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                    For the Nine Months Ended March 31, 2004

                                    Preferred Stock            Common Stock           Accumulated   Stockholders'
                                Shares         Amount        Shares       Amount         Deficit       Deficit
                              -----------   -----------    ----------   -----------   -----------    -----------

Balances at June 30, 2003           -            -         15,238,950   $ 8,225,001   $(9,822,299)   $(1,597,298)
(audited)

Net loss .................          -            -               --            --        (139,183)      (139,183)
                              -----------   -----------    ----------   -----------   -----------    -----------
Balances at March 31, 2004
(unaudited) ..............          -            -         15,238,950   $ 8,225,001   $(9,961,482)   $(1,736,481)
                              ===========   ===========    ==========   ===========   ===========    ===========

                       See notes to financial statements.

                         INFORM WORLDWIDE HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              For the Nine Months Ended
                                                     March 31,
                                               ----------------------
                                                 2004          2003
                                               ---------    ---------
Cash flows from operating activities:
  Net loss ..............................      $(139,183)   $(158,616)
                                               ---------    ---------
   Adjustments:
    Depreciation and amortization .......             30        2,168
   Changes in assets and liabilities:
    Accounts payable and accrued expenses         48,210       13,993
    Accrued interest - related party ....         56,925       43,839
                                               ---------    ---------
                                                 105,165       60,000
                                               ---------    ---------
Net cash used in operating activities ...        (34,018)     (98,616)
                                               ---------    ---------
Cash flows from financing activities:
 Proceeds from notes payable -
   related parties ......................         34,534       98,576
                                               ---------    ---------
Net cash provided by financing
  Activities ............................         34,534       98,576
                                               ---------    ---------
Net (decrease) increase in cash .........            516          (40)
Cash at beginning of the period .........             55        3,406
                                               ---------    ---------

Cash at end of the period ...............      $     571    $   3,366
                                               =========    =========

Supplemental Disclosure:
     Cash paid for interest  during the  quarters  ended March 31, 2004 and 2003 was $0 and $0, respectively.

                       See notes to financial statements.

                         INFORM WORLDWIDE HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The financial statements include the accounts of Inform Worldwide Holdings, Inc.
(formerly Anything Corporation & Anything Internet  Corporation).  Prior periods included certain inactive and wholly owned subsidiaries;  Inform Worldwide, Inc.
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

As shown in the accompanying  financial  statements,  the Company incurred a net loss of $53,751  during the three  months  ended March 31, 2004 and $139,183 for the nine months  ended  March 31,  2004.  As of March 31,  2004,  the  Company's
current liabilities exceeded its current assets by $1,736,481.  Those conditions together with those described above, raise substantial doubt about the Company's ability to continue as a going concern.  Management of the Company is developing plans  for  reduction  of its  operating  expenses  and  looking  for  potential acquisition or merger candidates;  however, nothing significant has materialized to date. The financial  statements do not include any  adjustment  that might be necessary if the Company is unable to continue as a going concern.

Interim Unaudited Financial Statement

The interim  financial  statements  are  unaudited  and reflect all  adjustments
(consisting only of normal recurring adjustments),  which are, in the opinion of management,  necessary for a fair  presentation  of the  financial  position and operating  results for the interim  periods.  The results of operations  for the three months and nine months ended March 31, 2004 are not necessarily indicative of the results of the entire year. The financial  statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form
10-KSB filing. These financial statements should be read in conjunction with the financial  statements  and notes thereto  contained in the Company's Form 10-KSB for the year ended June 30, 2003.

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

Net income (loss) per share

The Company applies the provisions of Statement of Financial Accounting Standard
No. 128,  "Earnings Per Share (FAS 128).  All dilutive  potential  common shares have an antidilutive effect on diluted per share amounts and therefore have been excluded in determining net loss per share. The Company's basic and diluted loss per share is  equivalent  and  accordingly  only  basic  loss per share has been presented.

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
FIN No. 46 requires a company to evaluate all existing  arrangements to identify situations where a company has a "variable  interest"  (commonly  evidenced by a guarantee  arrangement or other  commitment to provide  financial  support) in a
"variable  interest entity" (commonly a thinly  capitalized  entity) and further determine  when such variable  interests  require a company to  consolidate  the variable  interest  entities'  financial  statement with its own. The Company is required  to perform  this  assessment  by March 31,  2004 and  consolidate  any variable  interest entities for which it will absorb a majority of the entities'
expected losses or receive a majority of the expected residual gains. Management has not yet  performed  this  assessment,  however it does not have any variable interest entities as of March 31, 2004.

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

NOTE 3.  RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2004, the Company borrowed  approximately
$34,000 from related parties.

NOTE 4.  LEASE AND COMMITMENTS

The Company entered into several  operating lease agreements for which it leases office space and  equipment.  The equipment  leases expired during 2003. In June
2002, the Company  abandoned the premises located at 10333 E Dry Creek Rd. Suite
270,  Englewood,  Colorado  due to lack of capital and began  subleasing  an 800 square foot space  located at 4700  Castleton  Way,  Castle Rock  Colorado.  The
Castle Rock lease was  terminated in August 2003.  Accrued  liabilities  include accrued rent of approximately  $296,000 relating to rentals due through the term of the  abandoned  lease  recorded  upon  abandonment.  Lease  expense  for both property  and  equipment  incurred  for the nine months ended March 31, 2004 and
2003 was approximately $1,129.

NOTE 5.  NOTES PAYABLE & LINES OF CREDIT

The  Company  has a $50,000  line of credit  with US Bank of  Colorado  Springs,
Colorado. Payments are due on the 15th of each month and interest accrues at the rate of 10.45% per annum. At March 31, 2004, the Company's  outstanding  balance on this line of credit was $33,033. This line of credit is personally guaranteed by a former  officer of the  Company.  At March 31,  2004,  the  Company  was in
default in the payment of certain amounts due under the line of credit.

NOTE 6.  INCOME TAXES

At March 31, 2004,  the Company had  approximately  $8,875,000 of unused federal net operating loss  carry-forward.  The NOL's  utilization may be limited due to changes in control of the Company.

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

                                                         March 31, 2004
                                                         --------------
Deferred tax asset arising from
    net operating loss carry-forwards: ...........          $ 3,327,000
Valuation allowance ..............................           (3,327,000)
                                                         --------------
Net deferred taxes ...............................          $       --
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

Class A Common Stock

The Company has 15,238,950 shares of class A common stock issued and outstanding on March 31, 2004.

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

Summary

A summary of the status of the Company's  stock options as of March 31, 2004 and changes during the nine months ended March 31, 2004 are presented below:

                                                                    Weighted
                                                                    Average            Exercisable
      Weighted Average Fair Value                Shares         Exercise Price           Options
------------------------------------        --------------      --------------       ---------------

Outstanding at beginning of year               3,886,500           $    .67             3,886,500
     Granted                                          -                  -

     Exercised                                        -                  -
     Forfeited/Canceled                         (625,000)             (2.42)
                                            --------------      --------------

                                               3,261,500           $    .33           $ 3,261,500
                                            ==============      ==============

NOTE 8. CONTINGENCIES

The  Company is  involved  in  litigation  alleging  the  Company's  breach of a contract by delaying  its resale of certain  Company  stock.  The case is in the pre-trial  and the  outcome is  uncertain.  The  Company  does not  believe  the litigation will have material financial impact on the Company.  The accompanying financial statements do not include any adjustments relating to this matter.

NOTE 9.  SUBSEQUENT EVENT

In May 2004, the Company reached a written  agreement with its largest creditor,
Larry G.  Arnold,  to convert  the  Company's  debt to Mr.  Arnold  and  certain
affiliates  totaling  approximately   $1,197,000  into  700,000  shares  of  the
Company's new Class A, Series 1 Cumulative Convertible Preferred Stock.

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

RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES - QUARTER ENDED March 31,
2004 COMPARED TO THE QUARTER ENDED March 31, 2003

Selling,  general and  administrative  expenses for the quarter  ended March 31,
2004 were $34,496  compared to $29,437 for the same period on 2003. The increase was a result of  increased  miscellaneous  expenses.  Interest  expense  for the quarter ended March 31, 2004 was $19,255 compared to $12,599 for the same period on 2003. The increase was a result of higher amounts of debt to related  parties in the  current  quarter.  The  Company  had a net loss of $139,183 or $0.01 per share and a net loss of $158,616  or $0.01 per share for the nine  months  ended
March 31, 2004 and 2003, respectively.

The  above  mentioned  culmination  of  operations  resulted  in  cash  used  in operations  of $34,018 for the nine months  ended March 31, 2004 and $98,616 for the nine months ended March 31, 2003.  Cash provided by financing  activities of
$34,534  for the nine  months  ended  March 31,  2004 from  $98,576 for the nine months ended March 31, 2003 primarily due to the reduction of loans from related parties required to fund operations.

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

A special  meeting of the Board of Directors  was held on January 27,  2003,  at which time  Larry G.  Arnold  resigned  as  Chairman  and Member of the Board of
Directors and as President of the company. At the same meeting,  Anthony Clanton was elected to fill these positions. JD Kish resigned as a director and officer.

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

                                                  Inform Worldwide Holdings, Inc.

Dated: November 14, 2003

Signature                           Title                                       Date
------------------------------------------------------------------------------------------

/s/ Anthony Clanton                 Chief Executive Officer & President         May 14, 2004
-------------------

Anthony Clanton

/s/ Matthew Milonas                 Director                                    May 14, 2004
-------------------

Matthew Milonas

/s/ Donald Plekenpol                Treasurer, Secretary & Director             May 14, 2004
--------------------

Donald Plekenpol