Form 10KSB
period 2004-06-30
INFORM WORLDWIDE HOLDINGS INC
filed 2004-10-19
CIK 1076038

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2004

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 000-29994
INFORM WORLDWIDE HOLDINGS, INC.
(Name of small business issuer as specified in its charter)
Colorado	84-1425882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2501 North Green Valley Parkway, Suite 110-D
Henderson, NV 89014
___________________________________________________________________________
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (702) 433-5668
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Class A Common Stock, no par value
___________________
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       X No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer’s revenues for the most recent fiscal year were $0.00.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $487,168.50 as of September 30, 2004. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 150,000,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 30, 2004, 166,238,950 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format: No.

PART I

Item 1. Description of Business

Our company, Inform Worldwide Holding, Inc., was incorporated as "Anything, Inc." in August of 1997 as a Colorado corporation. We originally operated Internet storefronts, including AnythingPC.com, AnythingUnix.com, AnythingMac.com, AnythingCoffee.com, Anythingbooks.com and AnyReminder.com, selling Internet computer hardware, coffee retail services, books and providing a free reminder service site with gift sales. We changed our name to Anything Internet Corporation in 1998 and to Inform Worldwide Holdings, Inc. in 2000.

During the first quarter of 2000, under direction of a new management team, we launched a transformation from our previous position as a generalized E-commerce services provider to that of a highly focused syndicator of L-commerce. L-commerce consists of "location-aware" Internet applications that deliver location and geographic information for commercial use. To achieve the objective of becoming a leading location service provider, we acquired Inform Worldwide Inc., or Inform, on June 30, 2000 in exchange for shares of our common stock. At the same time, we signed a definitive agreement to purchase Mapas y Datos and Mapas Latinos, both of Colombia, to further efforts in location based technology.

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
In January 2001, it became apparent that we could not sustain operations on Inform’s L-commerce business plan as asset and personalized location tracking proved to be too expensive to be considered a feasible solution to potential customers. In addition, other companies already existed with a stronghold on the market in areas such as consumer-mapping portals, and we realized that we could not compete.

Moreover, in February 2001, we determined that in order to make use of Mapas y Datos products in a North American market, we would be required to not only to translate the data, but also make changes to the programs to adapt them to meet the needs of a North American market. Compounding this problem was the fact that other companies already existed in the market place with products already suited to the North American market at a price with which the Company could not compete. Accordingly, we dissolved our relationship with Mapas y Datos.

Since 2001, our business plan has been to locate and consummate a business combination or transaction with another entity engaged in a business that generates revenues in exchange for our securities. We have looked at numerous opportunities but have not yet identified any particular acquisition target and do not have any agreements regarding a business combination.

Effective June 30, 2002, Inform filed articles of dissolution with the Colorado Secretary of State. As the sole stockholder of Inform, we approved the dissolution of Inform.

On June 30, 2004, pursuant to a stock purchase agreement, we issued an aggregate of 150,000,000 shares of our common stock to Mr. Ash Mascarenhas for a purchase price of $100,000.00. The 150,000,000 shares constituted approximately ninety percent (90%) of the issued and outstanding shares of our common stock. Before this issuance, Mr. Larry Arnold was our controlling stockholder. Mr. Mascarenhas acquired our shares for investment purposes and was named as our President and Secretary. Our former directors and officers resigned.

Our principal executive offices are located at 2501 North Green Valley Parkway #110-D, Henderson, NV 89014, and our telephone number is (702) 433-5668. We do not maintain a website.

Forward-Looking Statements

Some of the information in this Form 10-KSB are forward looking statements, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. Forward-looking statements are only predictions. The forward-looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the "bespeaks caution" doctrine. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Item 2. Description of Property

At present, we do not own any property. We maintain our headquarters in leased office space in Henderson, Nevada that we share with Loyola Holdings, Inc., a corporation controlled by our principal stockholder, Ash Mascarenhas. Loyola Holdings currently does not charge us rent for the use of this space. The current offices are adequate for our present needs. We believe that it will not be difficult to find additional or alternative office space if necessary in the foreseeable future.

Item 3. Legal Proceedings

We are currently a defendant in a civil lawsuit in El Paso County District Court, Colorado Springs, Colorado, Lloyd K. Parrish, Jr., et. al. v. Larry D. Arnold and Inform Worldwide Holdings, Inc. The plaintiffs filed this lawsuit on or about March 2002, alleging that we and Mr. Arnold breached a contract in delaying its resale of certain common stock. The Plaintiffs seek an unspecified amount of damages. We believe the case is without merit and we are vigorously defending it. In May 2004, Mr. Arnold entered into an agreement with us whereby he has agreed to fully and unconditionally indemnify us for any and all claims, liabilities, costs and attorneys’ fees arising out of or related to this litigation.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Market for Common Equity and Related Stockholder Matters

    Our common stock is quoted on the NASDAQ Over-The-Counter Bulletin Board under the symbol "IWWH.OB." Our common stock began trading on July 15, 1999 with an opening bid price of $4.00 a share. As of September 30, 2004, there were approximately 430 record holders of our common stock.

The following table sets forth the quarterly high and low sale prices of our common stock in each of the last four quarters.

	High Sale	Low Sale
Fiscal Quarters 2003-04	Price	Price
--------------------------------	-------------	------------
First Quarter 2003	$ 0.09	$ 0.07
Second Quarter 2003	$ 0.07	$ 0.01
Third Quarter 2004	$ 0.18	$ 0.04
Fourth Quarter 2004	$ 0.08	$ 0.02

We have never declared or paid cash dividends on our capital stock and our board of directors intend to continue this policy for the foreseeable future. Earnings, if any, will be used to finance the development and expansion of our business. Future dividend policy will depend upon our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors and may be subject to limitations imposed by federal and state laws.

The securities authorized for issuance under our equity compensation plans are summarized in the table below.

Equity Compensation Plan Information
Plan Category	Number of Securities To be issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise price of outstanding options, warrants and rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	610,000	$0.20	2,390,000
Equity compensation plans not approved by security holders	1,701,500	$0.36	-0-
Total	2,311,500		2,390,000

The purpose of our Employee Stock Option and Year 2000 Long Term Incentive Equity Plans is to provide additional compensation and incentive to eligible employees, officers, directors, advisors and consultants whose present and potential contributions are important to our continued success, to afford such persons an opportunity to acquire a proprietary interest in our company and to enable us to continue to enlist and retain the best available talent for the successful conduct of our business.

Our stock option plans are administered by our board of directors and our board has the authority to construe and interpret any of the provisions of our options plans and/or any options granted thereunder. Such interpretations are binding on us as well as the optionees.

The total number of shares of our common stock reserved and available for distribution pursuant to our Year 2000 Long Term Incentive Equity Plan is 3,000,000 shares. The total number of shares of our common stock reserved and available for distribution pursuant to our Employee Stock Option Plan is 1,500,000 shares.

All our officers, directors (who are also employees or consultants), employees, advisors and consultants are eligible to receive options under either stock option plan. Our board of directors determines the exercise price and vesting (subject to a 10 year limitation) of all options granted under the plans.

All options granted under our stock option plans may not be transferred by the optionee other than by will or by the laws of descent and distribution, except that our board of directors may, in its discretion, grant limited transferability rights.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our audited financial statements and related notes included in this report. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans" or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

General

On June 30, 2004, we issued 150,000,000 shares of our common stock to Mr. Ash Mascarenhas for a purchase price of $100,000.00. The 150,000,000 shares constituted approximately ninety percent (90%) of the issued and outstanding shares of our common stock. Mr. Mascarenhas acquired our shares for investment purposes. Before this issuance, Mr. Larry Arnold was our controlling stockholder. Mr. Mascarenhas was appointed to our board of directors and was named as our President and Secretary. Our former directors and officers resigned.

We intend to either commence operations or acquire another business with operations in which Mr. Mascarenhas may have an equity interest. We are currently evaluating various business opportunities, including operating opportunities, joint ventures, acquisitions or other business combinations. Some of the opportunities being evaluated are ones in which management has a current interest, and it is possible that, if we pursues one of these opportunities, management may receive additional capital stock of We in connection therewith.

We currently have limited working capital with which to satisfy our cash requirements, and we will require additional capital in order to conduct operations. We anticipate that we will need at least $500,000 in additional working capital in order to sustain operations for the next 12 months. This requirement may increase substantially, depending on the nature and capital requirements of the business opportunities we elect to pursue. In order to obtain the necessary working capital, we intend to continue to seek private equity financing in fiscal 2004. Such financing may not be available to us, when and if needed, on acceptable terms or at all. In the event that we are unable to obtain such financing, management may provide additional financing for us.

In the next twelve months, we intend to hire from six to up to fifty employees, depending on the nature of the business opportunities we elect to pursue. We have established our 2004 Employee Stock Incentive Plan in order to attract and retain employees and to provide employees who make significant and extraordinary contributions to our long-term growth and performance with equity-based compensation incentives. We may lease these employees from an employment leasing agency rather than hire the employees directly, and the employment leasing agency may be affiliated with our new management. In addition, we have established our 2004 Non-Employee Directors and Consultants Retainer Stock Plan in order to promote our interests and those of our stockholders by attracting and retaining non-employee directors and consultants capable of furthering our future success.

We intend to retain any future earnings to finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

Off Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 7. Financial Statements

    To be filed by amendment.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-14(c) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None

PART III

Item 9.	Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

Executive Officer and Directors

Our executive officers and directors, the positions held by them, and their ages are as follows:

Name                         Age        Position

Ash Mascarenhas        35        Chairman of the Board of Directors, President and Secretary

      Ash Mascarenhas is the Chairman of the Board and our President and Secretary. In the end of 2003, Mr. Mascarenhas founded Loyola Holdings, Inc., a private holding company, and Loyola Financial Services, Inc., a private consulting company, and he is currently the principal owner and operator of each of these companies. From 2002 to 2003, Mr. Mascarenhas was a consultant for Alexander & Wade, Inc., a private investment banking consulting company located in San Diego, California. From 2001 to 2002, Mr. Mascarenhas provided corporate finance and sales consulting services to Cybertel Communications Corp., a publicly traded telecommunications company located in La Mirada, California. During that period, he also consulted for Cybervest, Inc., a brokerage firm in Ft. Lauderdale, Florida, implementing its insurance and financial planning division. From 1998 to 2001, Mr. Mascarenhas was the Vice President of Sales and Marketing for America’s Health Choice Medical Plans, Inc., a privately held managed healthcare company located in Vero Beach, Florida. Mr. Mascarenhas is also a director and officer of Tradequest International, Inc., a publicly traded company.

Audit Committee

We do not have an audit committee at this time.

Code of Ethics

Effective July 1, 2004, our board of directors adopted the Inform Worldwide Holdings, Inc. Code of Business Conduct and Ethics, or the Code of Ethics. The board of directors believes that our Code of Ethics provides standards that are reasonably designed to deter wrongdoing and to promote the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the Securities and Exchange Commission; (3) compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons; and (4) accountability for adherence to the Code of Ethics. Our Code of Ethics is attached as an exhibit to this annual report, and we will provide a copy of our Code of Ethics by mail to any person without charge upon written request to us at 2501 N. Green Valley Parkway, Suite 110-D, Henderson, NV 89014.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended June 30, 2004, all Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Item 10. Executive Compensation

The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended June 30, 2004, 2003, and 2002.

	Annual Compensation				Long-Term Compensation
						Common Shares
						Underlying	All
					Restricted	Options	Other
				Other Annual	Stock	Granted	Compen
Name and Position	Year	Salary	Bonus	Compensation	Awards ($)	(# Shares)	-sation

Anthony Clanton	2004	-0-	-0-	$ 10,000	-0-	------	-0-
Former Director,	2003	-0-	-0-	-0-	-0-	------	-0-
Resigned June 30, 2004	2002	N/A	N/A	N/A	N/A	N/A	N/A

Larry G. Arnold	2004	-0-	-0-	-0-	-0-	------	-0-
Former CEO	2003	-0-	-0-	-0-	-0-	------	-0-
Resigned January 2003	2002	$ 200,000*	-0-	-0-	-0-	200,000	-0-

*Not paid. On May 3, 2004 we entered into a written agreement with Larry G. Arnold pursuant to which Mr. Arnold agreed to (a) cancel Mr. Arnold’s employment agreement with us dated May 4, 2000, (b) waive all claims to past and future compensation under that employment agreement, (c) indemnify and hold us harmless from all consequences, including liability for damages, costs, and attorney fees arising from the lawsuit described in Item 3 above, (d) convert all claims, demands, or principal debt owed to him or his affiliates by us into 700,000 shares of our Class A, Series 1 Cumulative Convertible Preferred Stock, and (e) waive any and all interest on such debt.

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

We do not currently have any employment agreements with any of our executive officers. However, we intend to enter into an employment agreement with our President and Secretary, Ash Mascarenhas.

Compensation of Directors

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 30, 2004 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.
Name And Address	Number Of Shares Beneficially Owned	Percentage Owned

Ash Mascarenhas (1)	150,000,000	90.02%

All directors and officers as a group	150,000,000	90.02%

(1)    The address is 2501 North Green Valley Parkway, Suite 110-D, Henderson NV 89014.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this report and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this report.

Item 12. Certain Relationships and Related Transactions.

Larry Arnold Settlement, Indemnification, and Debt Conversion. On May 3, 2004 we entered into a written agreement with Larry G. Arnold pursuant to which Mr. Arnold agreed to (a) cancel Mr. Arnold’s employment agreement with us dated May 4, 2000, (b) waive all claims to past and future compensation under that employment agreement, (c) indemnify and hold us harmless from all consequences, including liability for damages, costs, and attorney fees arising from the lawsuit described in Item 3 above, (d) convert all claims, demands, or principal debt owed to him or his affiliates by us into 700,000 shares of our Class A, Series 1 Cumulative Convertible Preferred Stock, and (e) waive any and all interest on such debt.

Change in Control. On June 30, 2004, we issued 150,000,000 shares of our common stock to Mr. Ash Mascarenhas for a purchase price of $100,000.00. The 150,000,000 shares constituted approximately ninety percent (90%) of the issued and outstanding shares of our common stock, and the issuance of these shares resulted in Mr. Mascarenhas taking control of our company. Before this issuance, Mr. Larry Arnold was our controlling stockholder. Mr. Mascarenhas acquired the shares from us for investment purposes, was appointed to our board of directors, and was named as our President and Secretary. Concurrently therewith, Anthony Clanton, Donald Plekenpol, and Matthew Molinas resigned as directors, and Messrs. Clanton and Plekenpol resigned as officers.

Item 13. Exhibits.

Exhibit No.    Description

2.1            Stock Purchase Agreement by and among Inform Worldwide Holdings, Inc. and Ash Mascarenhas. (Filed as Exhibit 2.1 to a Current Report on Form 8-K filed on July 15, 2004, incorporated herein by reference.)

3.1            Articles of Amendment to Articles of Incorporation of Inform Worldwide Holdings, Inc. filed with the Colorado Secretary of State on April 2, 2004. (To be filed by amendment).

3.2            Articles of Amendment to the Articles of Incorporation of Inform Worldwide Holdings, Inc. filed with the Colorado Secretary of State on November 15, 2001. (To be filed by amendment).

3.3            Articles of Amendment to the Articles of Incorporation of Inform Worldwide Holdings, Inc. filed with the Colorado Secretary of State on November 15, 2000. (To be filed by amendment).

3.4            Restated Articles of Incorporation of Inform Worldwide Holdings, Inc. filed with the Colorado Secretary of State on or about August 31, 1998. (Filed as Exhibit number 3.2 to our Registration Statement on Form SB-2, File No. 333-71785, incorporated herein by reference.)

3.5            Articles of Incorporation of Inform Worldwide Holdings, Inc. filed with the Colorado Secretary of State on or about August 15, 1997. (Filed as Exhibit number 3.1 to our Registration Statement on Form SB-2, File No. 333-71785, incorporated herein by reference.)

3.6            Bylaws of Inform Worldwide Holdings, Inc. (Filed as Exhibit number 3.4 to our Registration Statement on Form SB-2, File No. 333-71785, incorporated herein by reference.)

4.1            Certificate of Designations, Preferences and Rights of Class A, Series 1 Cumulative Convertible
Preferred Stock of Inform Worldwide Holdings, Inc. As set forth in the Articles of Amendment to Articles of Incorporation of Inform Worldwide Holdings, Inc. filed as Exhibit 3.1 hereto.

4.2            Inform Worldwide Holdings, Inc. 2004 Employee Stock Incentive Plan filed as Exhibit 4.1 to our Registration Statement on form S-8, File No. 333-119405, incorporated herein by reference.

4.3            Inform Worldwide Holdings, Inc. 2004 Non-Employee Directors and Consultants Retainer Stock Plan filed as Exhibit 4.2 to our Registration Statement on form S-8, File No. 333-119405, incorporated herein by reference.

10.1               Settlement Agreement between Larry G. Arnold and Inform Worldwide Holdings, Inc. (To be filed by amendment).

14            Inform Worldwide Holdings, Inc. Code of Business Conduct and Ethics. (To be filed by amendment).

23.1               Consent of Independent Public Accountants, Ehrhardt Keefe Steiner & Hottman PC. (To be filed by amendment).

31.1               Certification of Ash Mascarenhas pursuant to Rule 13a-14(a). (To be filed by amendment).

32.2               Certification of Ash Mascarenhas pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (To be filed by amendment).

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected Ehrhardt Keefe Steiner & Hottman PC, independent accountants, as our auditors for the year ended June 30, 2004.

Audit Fees

               To be filed by amendment.

Audit-Related Fees

 To be filed by amendment.

Tax Fees

To be filed by amendment.

All Other Fees

                 To be filed by amendment.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Ehrhardt Keefe Steiner & Hottman PC and the estimated fees related to these services.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORM WORLSWIDE HOLDINGS, INC.

By: /s/ Ash Mascarenhas
Ash Mascarenhas, Chairman, President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures                    Title                       Date

/s/ Ash Mascarenhas        Chairman of the Board, President,                October 18, 2004
Ash Mascarenhas            and Secretary

