Form 10KSB/A
period 2004-06-30
INFORM WORLDWIDE HOLDINGS INC
filed 2004-10-26
CIK 1076038

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $472,168 as of September 30, 2004. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 150,000,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 30, 2004, 165,738,950 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format: No.

1

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

2

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

PART II

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

3

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

We intend to either commence operations or acquire another business with operations in which Mr. Mascarenhas may have an equity interest. We are currently evaluating various business opportunities, including operating opportunities, joint ventures, acquisitions or other business combinations. Some of the opportunities being evaluated are ones in which management has a current interest, and it is possible that, if we pursues one of these opportunities, management may receive additional shares of our capital stock in connection therewith.

Although we were able to decrease the expenses incurred by the company for the year ended June 30, 2004, the decrease resulted primarily from our cutting substantially all operating expenses except those relating to necessary legal, accounting and other professional services. We currently have limited working capital with which to satisfy our cash requirements, and we will require additional capital in order to conduct operations. We have been in default for several years on a line-of-credit which was taken out in the name of the company, which was personally guaranteed by one of our former officers. The validity of the line-of-credit is disputed by the company. We anticipate that we will need at least $500,000 in additional working capital in order to sustain operations for the next 12 months. This requirement may increase substantially, depending on the nature and capital requirements of the business opportunities we elect to pursue. In order to obtain the necessary working capital, we intend to continue to seek private equity financing in fiscal 2005. Such financing may not be available to us, when and if needed, on acceptable terms or at all. In the event that we are unable to obtain such financing, management may provide additional financing for us.

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

4

Item 7. Financial Statements

INFORM WORLDWIDE HOLDINGS, INC.
Table of Contents

5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Inform Worldwide Holdings, Inc.
Denver, Colorado

We have audited the accompanying balance sheet of Inform Worldwide Holdings, Inc. (formerly known as Anything Corporation and Anything Internet Corporation) as of June 30, 2004, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inform Worldwide Holdings, Inc., as of June 30, 2004 and the results of its operations and its cash flows for the years ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements and as described in Note 1, the Company incurred a net loss of $176,610 during the year ended June 30, 2004 and, as of that date, had a working capital deficiency and a total stockholders’ deficit of $1,653,908. The Company is dependent primarily on contributions and loans from officers and the majority stockholder to meet its operating commitments and the continuance of such is uncertain. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ehrhardt Keefe Steiner & Hottman PC
October 15, 2004
Denver, Colorado

F - 1

Inform Worldwide Holdings, Inc.
Balance Sheet
June 30, 2004

Assets

Current assets
Cash	$3,903

Total assets	$3,903

Liabilities and Stockholders’ Deficit

Current liabilities
Due to stockholder (Note 2)	$1,171,632
Accounts payable	221,150
Accrued expenses	231,996
Line of credit	33,033
Total current liabilities	1,657,811

Commitments and contingencies

Stockholders’ deficit
Preferred stock, Class A, no par value 9,000,000 shares authorized; 0 shares issued and outstanding	-
Preferred stock, Class A Series 1, Cumulative Convertible, no par value; 1,000,000 shares authorized; 0 shares issued and outstanding	-
Common stock, Class A, no par value; 250,000,000 shares authorized; 165,738,950 issued and outstanding	8,345,001
Accumulated deficit	(9,998,909)
Total stockholders’ deficit	(1,653,908)

Total liabilities and stockholders’ deficit	$3,903

See notes to financial statements. F - 2

INFORM WORLDWIDE HOLDINGS, INC.

Statements of Operations

	For the Years Ended
	June 30,
	2004	2003
General and administrative expenses	$119,423	$154,916

Loss from operations	(119,423)	(154,916)

Other expenses
Interest expense	(57,187)	(70,093)

Loss before provision for income taxes	(176,610)	(225,009)

Income taxes	-	-

Net loss available to common stockholders	$(176,610)	$(225,009)

Basic/diluted net loss per share	$(0.01)	$(0.01)

Basic/diluted weighted average number of common shares outstanding	18,366,214	15,238,950

See notes to financial statements. F - 3

INFORM WORLDWIDE HOLDINGS, INC.

Statement of Stockholders’ Deficit
For the Years Ended June 30, 2004 and 2003

	Preferred Stock		Common Stock		Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Deficit	(Deficit)
Balance at June 30, 2002		$-	15,238,950	$8,225,001	$(9,597,290)	$(1,372,289)

Net Loss for the year ended June 30, 2003	-	-	-	-	(225,009)	(225,009)

Balance at June 30, 2003	-	-	15,238,950	8,225,001	(9,822,299)	(1,597,298)

Stock issued for services	-	-	500,000	20,000	-	20,000

Stock issued for cash	-	-	150,000,000	100,000	-	100,000

Net loss for the year ended June 30, 2004	-	-	-	-	(176,610)	(176,610)

Balance at June 30, 2004	-	$-	165,738,950	$8,345,001	$(9,998,909)	$(1,653,908)

See notes to financial statements. F - 4

INFORM WORLDWIDE HOLDINGS, INC.

Statements of Cash Flows

	For the Years Ended
	June 30,
	2004	2003
Cash flows from operating activities
Net loss	$(176,610)	$(225,009)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	-	2,168
Stock issued for services	20,000	-
Changes in assets and liabilities
Deposit	-	500
Accounts payable	(15,729)	17,796
Accrued interest-related party	57,187	70,471
	61,458	90,935
Net cash used by operating activities	(115,152)	(134,074)

Cash flows from financing activities
Line of credit, net	-	(943)
Proceeds from notes payable - stockholders and affiliate	34,000	131,666
Payments on notes payable - stockholders and affiliate	(15,000)	-
Proceeds from issuance of common stock	100,000	-
Net cash provided by financing activities	119,000	130,723

Net increase (decrease) in cash	3,848	(3,351)

Cash at beginning of period	55	3,406

Cash at end of period	$3,903	$55

Supplemental cash flow information:

Cash paid for interest during the years ended June 30, 2004 and 2003 was $0.

See notes to financial statements. F -5

INFORM WORLDWIDE HOLDINGS, INC.

Note 1 - Organization and Summary of Significant Accounting Policies

Nature of Organization

Inform Worldwide Holdings, Inc. (formerly Anything Corporation & Anything Internet Corporation) (the "Company") had focused its efforts on becoming a location-based services provider and reseller of related software systems while pursuing other business development opportunities.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $176,610 during the year ended June 30, 2004 and, as of that date, the Company’s current liabilities exceeded its current assets by $1,653,908. Subsequent to June 30, 2004, this working capital deficit was reduced by $1,171,632 as a result of the issuance of 700,000 shares of preferred stock (Note 2). In addition, the working capital deficit was further positively impacted by the circumstances described in Note 8. However, the overall conditions described above raise substantial doubt about the Company’s ability to continue as a going concern. Management of the Company is developing plans for reduction of its operating expenses and looking for potential acquisition or merger candidates; however, nothing significant has materialized to date. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principal of Presentation

The financial statements include the accounts of Inform Worldwide Holdings, Inc. On June 28, 2002, Inform Worldwide Inc., a former wholly owned subsidiary of the Company, was dissolved.

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

F -6

INFORM WORLDWIDE HOLDINGS, INC. Notes to Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for any stock-based compensation plans using the intrinsic value method prescribed by the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued Employees" (APB25). Compensation cost for stock options, if any, is measured as the excess of the quoted market prices of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

Statement of Financial Accounting Standards (SFAS) No.123, "Accounting for Stock-Based Compensation," was issued in October 1995 and was amended in December 2002 by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". The accounting standards permit the use of either a fair value basis method or the method defined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) to account for stock-based compensation arrangements. Companies that elect to use the method provided in APB 25 are required to disclose the pro forma net income and earnings per share that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of the stock-based compensation arrangements under the provision of APB 25 and, accordingly, has included the pro forma disclosures required under SFAS 123 in Note 7.

Basic Loss Per Share

The Company applies the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (FAS 128). All dilutive potential common shares have an antidilutive effect on diluted per share amounts and therefore have been excluded in determining net loss per share. The Company’s basic and diluted loss per share is equivalent and accordingly only basic loss per share has been presented.

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

Valuation of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired.

F - 7

INFORM WORLDWIDE HOLDINGS, INC. Notes to Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Advertising

Advertising costs are charged to operations when incurred.

Note 2 -Due to Stockholder

On April 29, 2004, the Company entered into an agreement with a stockholder whereby amounts owing to the stockholder and related affiliates for notes payable, accrued interest and other accrued expenses totaling $1,171,632 would be exchanged for 700,000 shares of Class A, Series 1 Cumulative Convertible Preferred stock (Note 7). The shares relating to the transaction were issued in July 2004 at which time the liability was satisfied.

Note 3 -Line of Credit

The Company has a $50,000 line of credit with a bank. Payments are due on the 15th of each month and interest accrues at the rate of 13.88% per annum. As of June 30, 2004, the Company's outstanding balance on the line of credit was $33,033. This line of credit is personally guaranteed by a former officer of the Company. At June 30, 2004, the Company was in default in the payment of certain amounts due under the line of credit.

Note 4 - Leases and Commitments

Prior to June 30, 2002, the Company entered into several operating lease agreements for which it leased office space and equipment. The equipment leases expired during fiscal 2003. In June 2002, the Company abandoned its former headquarters and discontinued making payments due under the lease terms. Under terms of the discontinued lease, the Company may be liable for aggregate rental payments of $296,452, which have not been made, and which are included in liabilities on the accompanying balance sheet and included in the liabilities discussed in Note 8. The Company no longer leases any facilities.

Note 5 - Income Taxes

As of June 30, 2004, the Company has net operating loss (NOL) carryforwards of approximately $6,656,000, which expire through 2023. All of the NOL’s utilization may be limited due to changes in control of the Company.

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

F - 8

INFORM WORLDWIDE HOLDINGS, INC. Notes to Financial Statements

Note 5 - Income Taxes (continued)

The accompanying balance sheet includes the following:

Deferred tax asset arising from net operating loss carry-forwards:	$2,496,000
Valuation allowance	(2,496,000)

Net deferred taxes	$-

The deferred tax asset and valuation allowance increased by approximately $37,000 and $60,000 during the years ended June 30, 2004 and 2003, respectively.

Note 6 - Stockholders’ Equity

The Company is authorized by its Articles of Incorporation, as amended, to issue an aggregate of 250,000,000 shares of Class 'A' common stock, no par value, ("common stock"); 25,000,000 shares of Class 'B' common stock, no par value ("Class B common stock"); 10,000,000 shares of Class 'A' preferred stock, no par value ("Class A preferred stock") of which 1,000,000 shares has been designated as Class A, Series 1 Cumulative Convertible preferred stock ("Series 1 preferred stock"); and 10,000,000 shares of Class 'B' preferred stock, no par value ("Class B preferred stock"). No Class B preferred stock or Class B common stock is currently outstanding.

As described in Note 2, in July 2004 the Company issued 700,000 shares of Series 1 preferred stock in exchange for $1,171,632 in amounts due to a stockholder and affiliates. The Series 1 preferred stock carries a cumulative dividend of prime rate, as defined, plus 3% per annum, payable quarterly, if and when declared, and is redeemable and callable by the Company at $1.00 per share. The Series 1 preferred stock is convertible into common shares of the Company at the option of the holder at $1.00 per share. In addition, the Series 1 preferred stockholders shall have superior rights to all other classes of capital stock upon liquidation of the Company.

On June 30, 2004 the Company issued 150,000,000 shares of its common stock for $100,000.

Stock-Based Compensation

The Company periodically issues stock to various service providers as a form of compensation. The services are valued at the fair market value of the stock issued and were as follows:

	Common Shares Issued	Fair Value
Year ended June 30, 2004	500,000	$20,000
Year ended June 30, 2003	-	$-

F - 9

INFORM WORLDWIDE HOLDINGS, INC. Notes to Financial Statements

Note 6 - Stockholders’ Equity (continued)

Stock Options

In order to retain highly skilled employees, officers and directors, outside service providers, and to obtain general funding, the Company's Board of Directors has granted unqualified stock options periodically to various individuals. They are generally granted at equal or above market price.

A summary of the status of the Company’s stock option plan is as follows:

	June 30,
	2004			2003
	Number of Shares	Weighted Average Exercise Price	Exercisable	Number of Shares	Weighted Average Exercise Price	Exercisable
Outstanding at beginning of year	3,886,500	$.67	3,886,500	6,561,000	$1.22	6,561,000
Granted	-	$-		-	$-
Exercised	-	$-		-	$-
Canceled/expired	(1,575,000)	$(1.42)		(2,674,500)	$(2.03)

Outstanding at end of year	2,311,500	$.32	2,311,500	3,886,500	$.67	3,886,500

The following information summarizes stock options outstanding and exercisable at June 30, 2004:

Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.18 - $0.45	2,310,000	$0.32	5.21
$1.62 - $3.00	1,500	3.00	3.00

$0.18 - $3.00	2,311,500	$.32	5.21

The weighted average fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during 2004 or 2003.

F - 10

INFORM WORLDWIDE HOLDINGS, INC. Notes to Financial Statements

Note 7 - Commitments and Contingencies

The Company is involved in litigation alleging the Company’s breach of a contract by delaying its resale of certain Company stock. The case is in the discovery stage and the outcome is uncertain. The Company does not believe the litigation will have material financial impact on the Company. The accompanying financial statements do not include any adjustments relating to this matter.

Note 8 - Subsequent Event

As discussed in Note 1, on June 28, 2002, Inform Worldwide Inc., a former wholly owned subsidiary of the Company, was dissolved. Certain liabilities included in the accompanying balance sheet arose out of transactions consummated by Inform Worldwide Inc. Management of the Company has been advised by legal counsel that the statute of limitations for any claims relating to these obligations expired during September 2004, at which time the Company is no longer liable for these obligations. Such amounts as of June 30, 2004 were as follows:

Accounts payable	$199,195
Accrued expenses	216,996

Total	$416,191

F - 11

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-14(c) as of the end of the period covered by this Annual Report on Form 10-KSB. For the year ended June 30, 2004, our auditors have advised our management of material weakness in our internal controls relating to lack of segregation of duties and general weaknesses in our accounting for equity transactions and certain liabilities.  The lack of segregation of duties resulted from, among other things, our recent change in control, the transfer of accounting records, the change in personnel and our lack of capital and human resources.  The general weaknesses in our accounting for equity transactions and certain liabilities resulted from the use of outside accountants, unrelated to our auditors, and the lack of communication therewith by former management of the company.

Based upon our evaluation and subject to the advice from our auditors described above, we have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  We intend to perform certain accounting functions internally in the future in order to avoid the noted weaknesses in our internal control.

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

Ash Mascarenhas is the Chairman of the Board and our President and Secretary. At the end of 2003, Mr. Mascarenhas founded Loyola Holdings, Inc., a private holding company, and Loyola Financial Services, Inc., a private consulting company, and he is currently the principal owner and operator of each of these companies. From 2002 to 2003, Mr. Mascarenhas was a consultant for Alexander & Wade, Inc., a private investment banking consulting company located in San Diego, California. From 2001 to 2002, Mr. Mascarenhas provided corporate finance and sales consulting services to Cybertel Communications Corp., a publicly traded telecommunications company located in La Mirada, California. During that period, he also consulted for Cybervest, Inc., a brokerage firm in Ft. Lauderdale, Florida, implementing its insurance and financial planning division. From 1998 to 2001, Mr. Mascarenhas was the Vice President of Sales and Marketing for America’s Health Choice Medical Plans, Inc., a privately held managed healthcare company located in Vero Beach, Florida. Mr. Mascarenhas is also a director and officer of Tradequest International, Inc., a publicly traded company.

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

Option Grants and Exercises

There were no option grants to or exercises by any of the executive officers named in the Summary Compensation Table above.

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

(1)The address is 2501 North Green Valley Parkway, Suite 110-D, Henderson NV 89014.

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

Item 13. Exhibits.

Exhibit No.    Description

2.1    Stock Purchase Agreement by and among Inform Worldwide Holdings, Inc. and Ash Mascarenhas. (Filed as Exhibit 2.1 to our Current Report on Form 8-K filed on July 15, 2004, incorporated herein by reference.)

3.1    Articles of Amendment to Articles of Incorporation of Inform Worldwide Holdings, Inc. filed with the Colorado Secretary of State on April 2, 2004. (Previously filed on October 19, 2004 with our annual report on Form 10-KSB for the year ended June 30, 2004 and incorporated herein by reference.)

3.2    Articles of Amendment to the Articles of Incorporation of Inform Worldwide Holdings, Inc. filed with the Colorado Secretary of State on November 15, 2001. (Previously filed on October 19, 2004 with our annual report on Form 10-KSB for the year ended June 30, 2004 and incorporated herein by reference.)

3.3    Articles of Amendment to the Articles of Incorporation of Inform Worldwide Holdings, Inc. filed with the Colorado Secretary of State on November 15, 2000. (Previously filed on October 19, 2004 with our annual report on Form 10-KSB for the year ended June 30, 2004 and incorporated herein by reference.)

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

4.3    Inform Worldwide Holdings, Inc. 2004 Non-Employee Directors and Consultants Retainer Stock Plan. (Filed as Exhibit 4.2 to our Registration Statement on form S-8, File No. 333-119405, incorporated herein by reference.).

10.1              Settlement Agreement between Larry G. Arnold and Inform Worldwide Holdings, Inc. (Previously filed on October 19, 2004 with our annual report on Form 10-KSB for the year ended June 30, 2004 and incorporated herein by reference.)

14    Inform Worldwide Holdings, Inc. Code of Business Conduct and Ethics. (Previously filed on October 19, 2004 with our annual report on Form 10-KSB for the year ended June 30, 2004 and incorporated herein by reference.)

23.1       Consent of Independent Public Accountants, Ehrhardt Keefe Steiner & Hottman PC.

31                Certification of Ash Mascarenhas pursuant to Rule 13a-14(a).

32                Certification of Ash Mascarenhas pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected Ehrhardt Keefe Steiner & Hottman PC, independent accountants, as our auditors for the year ended June 30, 2004.

Audit Fees and Audit-Related Fees

               Ehrhardt Keefe Steiner & Hottman PC billed us $11,708 in fees for audit services for the year ended June 30, 2004, and $12,389 in fees for audit-related services during that year.

               Ehrhardt Keefe Steiner & Hottman PC billed us $16,772 in fees for audit services for the year ended June 30, 2003, and $10,177 in fees for audit-related services during that year.

Tax Fees

None.

All Other Fees

None.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Ehrhardt Keefe Steiner & Hottman PC and the estimated fees related to these services.

With respect to the audit of our financial statements as of June 30, 2004 and for the year then ended, none of the hours expended on Ehrhardt Keefe Steiner & Hottman PC’s engagement to audit those financial statements were attributed to work by persons other than Ehrhardt Keefe Steiner & Hottman PC’s full-time, permanent employees.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORM WORLDWIDE HOLDINGS, INC.

Date: October 18, 2004	By:	/s/ Ash Mascarenhas
Ash Mascarenhas
Title: Chairman, President, and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Ash Mascarenhas Ash Mascarenhas	Chairman of the Board, President, and Secretary	October 18, 2004

