Form 10QSB
period 2004-09-30
INFORM WORLDWIDE HOLDINGS INC
filed 2004-11-22
CIK 1076038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 0-29994

INFORM WORLDWIDE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1425882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2501 North Green Valley Parkway, Suite 110-D Henderson, NV 89014 (Address of principal executive offices)
Issuer’s telephone number: (702) 317-2300
___________________

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 15, 2004, 183,738,950 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes   No   X

Part1: FINANCIAL INFORMATION

ITEM 1- CONDENSED FINANCIAL STATEMENTS

Inform Worldwide Holdings, Inc. Consolidated Balance Sheet
September 30, 2004
(unaudited)

Assets

Total Assets	$0

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$35,432
Notes payable - related party	174,399
Stock to be issued for services	15,000
Bank Line of Credit	33,033
Total current liabilities	257,864

Total Liabilities	257,864

Stockholders’ Equity (Deficit)
Preferred Stock, no par value,
Class A Series 1, Cumulative Convertible: 1,000,000 authorized, 700,000 issued and outstanding	1,171,632
Class A: 9,000,000 authorized, none issued and outstanding	-
Class A Common Stock, no par value,
250,000,000 authorized, 165,738,950 issued and outstanding	8,345,001
Accumulated Deficit	(9,998,909)
Net Income	224,412
Total Stockholders’ Equity (Deficit)	(257,864)

Total Liabilities and Stockholders’ Equity (Deficit)	$-

See Notes to Financial Statements

Inform Worldwide Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2004	2003
General and Administrative Expenses	$199,800	$19,150

Income (Loss) from operations	(199,800)	(19,150)

Interest	-	18,758
Income from extinquishment of debt	424,212	-

Income (loss) before income taxes	224,412	(37,908)

Provision for income taxes	-	-

Net Income	$224,412	$(37,908)

Basic and diluted net income per common share	$0.01	$(0.01)

Weighted average common shares
outstanding	165,738,950	15,238,950

See Notes to Financial Statements

Inform Worldwide Holdings, Inc. Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2004	2003
Operating Activities
Net income (loss)	$224,412	$(37,908)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation and amortization	-	29

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(402,714)	11,261
Accounts payable - related party	-	1,735
Accrued interest - related party	-	18,758
Net cash used by operating activities	(178,302)	(6,125)

Financing Activities
Proceeds from notes payable - related parties	174,399	6,392
Net cash provided by financing activities	174,399	6,392

Increase (decrease) in cash	(3,903)	267

Cash Beginning of Period	3,093	55

Cash End of Period	$-	$322

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Financial Statements

Inform Worldwide Holdings, Inc.
Notes to Consolidated Financial Statements
September 30, 2004

NOTE 1 - ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements include the accounts of Inform Worldwide Holdings, Inc. (formerly Anything Corporation & Anything Internet Corporation). Prior periods included certain inactive and wholly owned subsidiaries: Inform Worldwide, Inc. (dissolved June 28, 2002), AnythingPC Internet Corporation (dissolved September 1, 2003) and Anything Coffee Corporation (dissolved January 1, 2002). All significant intercompany transactions and accounts were eliminated in the previously consolidated financial statements.

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

As shown in the accompanying financial statements, the Company incurred net income of $224,412 during the three months ended September 30, 2004. As of September 30, 2004, the Company’s current liabilities exceeded its current assets by $257,864. Those conditions together with those described above, raise substantial doubt about the Company’s ability to continue as a going concern. Management of the Company is developing plans for reduction of its operating expenses and looking for potential acquisition or merger candidates. On November 15, 2004, the Company signed a non-binding letter of intent to acquire Hand Picked Films, Inc. and Hand Picked Management, two related, privately-held companies based in Southern California. Terms of the proposed acquisition are being negotiated. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Interim Unaudited Financial Statement

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant’s annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended June 30, 2004.

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

Inform Worldwide Holdings, Inc.
Notes to Consolidated Financial Statements
September 30, 2004

NOTE 2 - RELATED PARTY TRANSACTIONS

On April 29, 2004, the Company entered into an agreement with a stockholder whereby amounts owing to the stockholder and related affiliates for notes payable, accrued interest and other accrued expenses totaling $1,171,632 would be exchanged for 700,000 shares of Class A, Series 1 Cumulative Convertible Preferred stock. The shares relating to the transaction were issued in July 2004 at which time the liability was satisfied.

On September 30, 2004, the Company issued a demand note with a stockholder in the amount of $174,399 for repayment of expenses made on behalf of the Company.

Inform Worldwide Holdings, Inc.
Notes to Consolidated Financial Statements
September 30, 2004

NOTE 3 - DISSOLUTION OF SUBSIDIARY

On June 28, 2002, Inform Worldwide, Inc., a former wholly owned subsidiary of the Company, was dissolved. Certain liabilities previously included in the accompanying balance sheet arose out of transactions consummated by Inform Worldwide, Inc. Management of the Company has been advised by legal counsel that the statute of limitations for any claims relating to these obligations expired during September 2004, and as a result, the Company is no longer liable for these obligations and escheat laws are not applicable to this "circumstance". Such amounts as of June 30, 2004 were as follows:

Accounts Payable	$207,216
Accrued Expenses	216,996

Total	$424,212

The Company recorded $424,212 in debt forgiveness income as a result of this dissolution.

NOTE 4 - LINE OF CREDIT

The Company has a $50,000 line of credit with a bank. Payments are due on the 15th of each month and interest accrues at the rate of 13.88% per annum. As of September 30, 2004 the Company’s outstanding balance on the line of credit was $33,033. This line of credit is personally guaranteed by a former officer of the Company. At September 30, 2004, the Company was in default in the payment of certain amounts due under the line of credit.

NOTE 5 - LEASE AND COMMITMENTS

Prior to June 30, 2002, the Company entered into several operating lease agreements for which it leased office space and equipment. The equipment leases expired during fiscal 2003. In June 2002, the Company’s dissolved subsidiary, Inform Worldwide, Inc., abandoned its former headquarters and discontinued making payments due under the lease terms. Under terms of the discontinued lease, Inform Worldwide, Inc. may have been liable for aggregate rental payments of $296,452, which have not been made, and which are included in liabilities on the accompanying balance sheet. As set forth in Note 3, management of the Company has been advised by legal counsel that the statute of limitations for any claims relating to these obligations expired during September 2004, and as a result, the Company is no longer liable for these obligations. The Company no longer leases any facilities.

NOTE 6 - INCOME TAXES

As of September 30, 2004, the Company has net operating loss (NOL) carryforwards of approximately $6,431,000. All of the NOL’s utilization may be limited due to changes in control of the Company.

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

The accompanying balance sheet includes the following:

September 30, 2004
Deferred tax asset arising from net operating loss carry-forwards:	$2,411,000
Valuation allowance	(2,411,000)
Net deferred taxes	$-

The deferred tax asset and valuation allowance decreased by approximately $85,000 during the quarter ended September 30, 2004.

Inform Worldwide Holdings, Inc.
Notes to Consolidated Financial Statements
September 30, 2004

NOTE 7 - STOCKHOLDERS’ EQUITY

The Company is authorized by its Articles of Incorporation, as amended, to issue an aggregate of 250,000,000 shares of Class ‘A’ common stock, no par value, ("common stock"); 25,000,000 shares of Class ‘B’ common stock, no par value ("Class B common stock"); 10,000,000 shares of Class ‘A’ preferred stock, no par value ("Class A preferred stock") of which 1,000,000 shares has been designated as Class A, Series 1 Cumulative Convertible preferred stock ("Series 1 preferred stock"); and 10,000,000 shares of Class ‘B’ preferred stock, no par value ("Class B preferred stock"). No Class B preferred stock or Class B common stock is currently outstanding.

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

On June 30, 2004, the Company issued 150,000,000 shares of its common stock for $100,000.

Stock-Based Compensation

The Company periodically issues stock to various service providers as a form of compensation. The services are valued at the fair market value of the services performed.

In September 2004, the Company established its 2004 Employee Stock Incentive Plan in order to attract and retain employees and to provide employees who make significant and extraordinary contributions to the Company’s long-term growth and performance with equity-based compensation incentives. The Company may lease these employees from an employment leasing agency rather than hire the employees directly, and the employment leasing agency may be affiliated with the Company’s management. In addition, the Company established its 2004 Non-Employee Directors and Consultants Retainer Stock Plan in order to promote the Company’s interests and those of its stockholders by attracting and retaining non-employee directors and consultants capable of furthering the Company’s future success.

Stock Options Awards

In order to retain highly skilled employees, officers and directors, outside service providers, and to obtain general funding, the Company’s Board of Directors has granted unqualified stock options periodically to various individuals. They are generally granted at equal or above market price and have a life of two to three years and vested immediately or after 18 months.

Summary

A summary of the status of the Company’s stock options as of September 30, 2004 and changes during the three months ended September 30, 2004 are presented below:

Options	Shares	Weighted Average Exercise Price	Exercisable Options	Weighted Average Fair Value
Outstanding at beginning of quarter	2,311,500	$0.32	2,311,500	$-

Granted	-
Exercised	-
Cancelled/Expired	-	-

Outstanding at end of quarter	2,311,500	$0.32	2,311,500	-

Inform Worldwide Holdings, Inc.
Notes to Consolidated Financial Statements
September 30, 2004

NOTE 8 - CONTINGENCIES

The Company is involved in litigation alleging the Company’s breach of a contract by delaying its resale of certain Company stock. The case is in the discovery stage and the outcome is uncertain. The Company does not believe the litigation will have material financial impact on the Company. The accompanying financial statements do not include any adjustments relating to this matter.

NOTE 9 - SUBSEQUENT EVENTS

The Company recently signed a non-binding letter of intent to acquire Hand Picked Films, Inc. and Hand Picked Management, two related, privately-held companies based in Southern California. Terms of the proposed acquisition are being negotiated. Hand Picked Films and Hand Picked Management are two production, foreign sales, and management companies. Producers Anthony Romano and Michel Shane are best know for having developed and executive produced this summer's block buster hit "I, ROBOT" starring Wil Smith. They are also known for projects like Steven Spielberg's, "Catch Me If You Can," "North Fork" and having recently optioned the Bethany Hamilton story. These proposed acquisitions are subject to a number of conditions, including execution of mutually acceptable definitive agreements acceptable to the board of directors of all companies, completion of a satisfactory due diligence investigation, and other customary closing conditions.

     In October and November, 2004, the Company issued 18,000,000 shares of stock as follows: 10,000,000 shares to the employees in an Employee Stock Option Plan, 5,000,000 shares to Stephen F. Owens and 3,000,000 shares to Jake Cancelli, those shares being for consulting services. The total value of all of these shares on the dates of issue was $1,290,000.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited consolidated condensed financial statements and related notes included in this report. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans" or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include, but are not limited to, customer concentration risk, difficulties in refinancing short term debt, difficulties in consolidating the operations of our operating subsidiaries, difficulties in accelerating internal sales growth, difficulties identifying and acquiring complementary businesses, restrictive covenants in our existing credit facilities, fluctuations in metals prices, general economic conditions in markets in which we do business, extensive environmental and workplace regulation by federal and state agencies and other general risks related to our common stock.

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

General

Our company, Inform Worldwide Holding, Inc., was incorporated as "Anything, Inc." in August of 1997 as a Colorado corporation. We originally operated Internet storefronts, including AnythingPC.com, AnythingUnix.com, AnythingMac.com, AnythingCoffee.com, Anythingbooks.com and AnyReminder.com, selling Internet computer hardware, coffee retail services, and books and providing a free reminder service site with gift sales. We changed our name to Anything Internet Corporation in 1998 and to Inform Worldwide Holdings, Inc. in 2000.

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

On November 2, 2004, our sole director, Ash Mascarenhas resigned from his position as a director of the company. Concurrently with the resignation of Mr. Mascarenhas, our Board of Directors appointed James R. Wheeler and Randy W. Betts to the Board of Directors. Mr. Mascarenhas did not resign because of a disagreement with us on any matter relating to our operations, policies, or practices.

On November 2, 2004, our President and Secretary, Ash Mascarenhas resigned from his position as President and Secretary of the company. Concurrently with the resignation of Mr. Mascarenhas, our Board of Directors appointed Randy W. Betts as our Chief Executive Officer, Chief Financial Officer, and Secretary.

We intend to either commence operations or acquire another business with operations in which Mr. Mascarenhas may have an equity interest. We are currently evaluating various business opportunities, including operating opportunities, joint ventures, acquisitions or other business combinations. Some of the opportunities being evaluated are ones in which management has a current interest, and it is possible that, if we pursue one of these opportunities, management may receive additional shares of our capital stock in connection therewith.

We recently signed a non-binding letter of intent to acquire Hand Picked Films, Inc. and Hand Picked Management, two related, privately-held companies based in Southern California. Terms of the proposed acquisition are being negotiated. Hand Picked Films and Hand Picked Management are two production, foreign sales, and management companies. Producers Anthony Romano and Michel Shane are best know for having developed and executive produced this summer's block buster hit "I, ROBOT" starring Wil Smith. They are also known for projects like Steven Spielberg's, "Catch Me If You Can," "North Fork" and having recently optioned the Bethany Hamilton story. These proposed acquisitions are subject to a number of conditions, including execution of mutually acceptable definitive agreements acceptable to the board of directors of all companies, completion of a satisfactory due diligence investigation, and other customary closing conditions.

Although we were able to decrease the expenses incurred by the company for the year ended June 30, 2004 and for the quarter ended September 30, 2004, the decrease resulted primarily from our cutting substantially all operating expenses except those relating to necessary legal, accounting and other professional services. There was also a loan to the Company in the amount of $160,000 which was for a consulting contract for assistance in accomplishing a corporate restructure.  We currently have limited working capital with which to satisfy our cash requirements, and we will require additional capital in order to conduct operations. We have been in default for several years on a line-of-credit which was taken out in the name of the company, which was personally guaranteed by one of our former officers. The validity of the line-of-credit is disputed by the company. We anticipate that we will need at least $500,000 in additional working capital in order to sustain operations for the next 12 months. This requirement may increase substantially, depending on the nature and capital requirements of the business opportunities we elect to pursue.

During the quarter ended September 30, 2004, we borrowed approximately $175,000 from our former president and our majority stockholder, Ashvin Mascarenhas, pursuant to a demand note, in order to cover our expenses.

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

Our principal executive offices are located at 2501 North Green Valley Parkway #110-D, Henderson, Nevada 89014, and our telephone number is (702) 317-2300. We do not maintain a website.

ITEM 3 - CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-14(c) as of the end of the period covered by this Quarterly Report on Form 10-QSB. For the year ended June 30, 2004 and for the quarter ended September 30, 2004, our auditors have advised our management of material weakness in our internal controls relating to lack of segregation of duties and general weaknesses in our accounting for equity transactions and certain liabilities.  The lack of segregation of duties resulted from, among other things, the recent change in control of the our company, the transfer of accounting records, the change in personal and our lack of capital and human resources.  The general weaknesses in our accounting for equity transactions and certain liabilities resulted from the use of outside accountants, unrelated to our auditors, and the lack of communication therewith by former management of the company.

Based upon our evaluation and the advice from our auditors, we have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. However, we intend to perform certain accounting functions internally in the future in order to avoid the noted weaknesses in our internal control.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    None.

(b)    None.

(c)    None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing
31	Certification of Randy W. Betts pursuant to Rule 13a-14(a)	Filed electronically herewith.
32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFORM WORLDWIDE HOLDINGS, INC.

Date: November 22, 2004	By:	/s/ Randy W. Betts
Randy W. Betts
Title: Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive, Financial and Accounting Officer)

