Form 10QSB
period 2004-12-31
INFORM WORLDWIDE HOLDINGS INC
filed 2005-02-22
CIK 1076038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2004

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

As of February 15, 2005, there were 232,038,950 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes            No   X

PART 1: FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

Inform Worldwide Holdings, Inc. Balance Sheet
December 31, 2004
(unaudited)

Assets

Current Assets
Notes Receivables	$82,354
Total current assets	82,354

Total Assets	$82,354

Liabilities and Stockholders’ Deficit

Current Liabilities
Checks in excess of bank balance	$4,727
Accounts payable	61,006
Payroll Liabilities	2,975
Notes payable - related party	174,399
Notes payable - Parrish	120,000
Stock to be issued for services	15,000
Bank Line of Credit	33,033
Total current liabilities	411,140

Total Liabilities	411,140

Stockholders’ Deficit
Preferred Stock, no par value,
Class A Series 1, Cumulative Convertible: 1,000,000 authorized,700,000 issued and outstanding	1,171,632
Class A: 9,000,000 authorized, none issued and outstanding	-
Class A Common Stock, no par value,250,000,000 authorized, 234,538,950 issued and outstanding	9,284,511
Accumulated Deficit	(10,784,929)

Total Stockholders’ Deficit	(328,786)

Total Liabilities and Stockholders’ Deficit	$82,354

See Notes to Financial Statements

Inform Worldwide Holdings, Inc. Statements of Operations (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Operating Expenses
General and Administrative Expenses	$822,551	$28,471	$1,022,347	$47,485
Payroll Expense	13,040	-	13,040	-
Compensation expense from stock
options issued	54,840	-	54,840	-
Total Operating Expenses	890,431	-	1,090,227	47,485

Loss from operations	(890,431)	(28,471)	(1,090,227)	(47,485)

Other Income (Expenses)
Interest	-	(19,054)	(4)	(37,812)
Litigation Settlement	(120,000)	-	(120,000)	-
Gain from Debt Forgiveness	-	-	424,212	-

Total Other Income (Expense)	(120,000)	(19,054)	304,208	(37,812)

Net Loss	$(1,010,431)	$(47,525)	$(786,019)	$(85,297)

Basic and diluted net loss per common share	$(0.006)	$(0.01)	$(0.004)	$(0.01)

Weighted average common shares
outstanding	178,572,616	15,238,950	206,555,783	15,238,950

See Notes to Financial Statements

Inform Worldwide Holdings, Inc. Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Operating Activities
Net loss	$(1,010,431)	$(47,525)	$(786,019)	$(85,297)
Adjustments to reconcile net loss to net
cash used by operating activities	-	-	-	-
Gain from debt forgiveness	-	-	(424,212)	-
Compensation expense for stock
options issued	54,840	-	54,840	-
Depreciation and amortization	-	-	-	30
Common stock issued for services	558,500	-	558,500	-
Changes in operating assets and liabilities:
Accounts payable
and payroll liabilities	43,948	15,501	65,446	28,751
Other Income (Expenses)
Accrued interest - related party	-	18,982	-	37,741
Net Cash Used by Operating Activities	(353,143)	(13,042)	(531,445)	(18,775)

Investing Activities
Advances on notes receivable	(82,354)	-	(82,354)	-
Net Cash Used by Investing Activities	(82,354)	-	(82,354)	-

Financing Activities
Change in checks in excess of bank balance	4,727	-	4,727	-
Proceeds from notes payable - related party	-	13,000	174,399	19,000
Proceeds from issuance of common stock	310,770	-	310,770	-
Proceeds from notes payable	120,000	-	120,000	-
Net Cash Provided by Financing Activities	435,497	13,000	609,896	19,000

Net Increase (Decrease) in Cash	-	(42)	(3,903)	225

Cash at Beginning of Period	-	322	3,903	55

Cash at End of Period	$-	$280	$-	$280

Supplemental disclosure of non-cash activity:

During the six months ended December 31, 2004, the Company had the following transactions:

3,500,000 shares of common stock valued at $15,400 were issued to our attorney for partial payment of our accounts payable liability to him.

See Notes to Financial Statements

Inform Worldwide Holdings, Inc.
Notes to Financial Statements
December 31, 2004

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

As shown in the accompanying financial statements, the Company incurred a net loss of $(1,010,431) during the three months ended December 31, 2004. As of December 31, 2004, the Company’s current liabilities exceeded its current assets by $328,786. Those conditions together with those described above, raise substantial doubt about the Company’s ability to continue as a going concern. Management of the Company is developing plans for reduction of its operating expenses and looking for potential acquisition or merger candidates. On November 15, 2004, the Company signed a non-binding letter of intent to acquire Hand Picked Films, Inc. and Hand Picked Management, two related, privately-held companies based in Southern California. Terms of the proposed acquisition are being negotiated. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Interim Unaudited Financial Statements

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant’s annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended June 30, 2004.

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

Inform Worldwide Holdings, Inc.
Notes to Financial Statements
December 31, 2004

NOTE 1 - ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss per Share

The Company applies the provisions of Statement of Financial Accounting Standard No. 128, “Earnings Per Share (FAS 128). All dilutive potential common shares have an antidilutive effect on diluted per share amounts and therefore have been excluded in determining net loss per share. The Company’s basic and diluted loss per share is equivalent and accordingly only basic loss per share has been presented.

Recently Issued Accounting Pronouncements

In November 2002, the FASB published interpretation No. 45 “Guarantor’s Accounting and Disclosure requirements or Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Interpretation expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, that company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15,2002. The adoption of this statement had no material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure provision of SFAS 123 to require more prominent disclosure about the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported net income. The effective date for this Statement is for fiscal years ended after December 15, 2002. The adoption of this statement had no material impact on the Company’s financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” FIN No. 46)”. This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a “variable interest” (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a “variable interest entity” (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities’ financial statement with its own. The Company is required to perform this assessment by March 31, 2004 and consolidate any variable interest entities for which it will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. Management has not yet performed this assessment; however it does not have any variable interest entities as of December 31, 2004.

In April 2003, FASB issued SFAS No. 149, “Accounting for Derivative Instruments and Hedging Activities,” which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

Inform Worldwide Holdings, Inc.
Notes to Financial Statements
December 31, 2004

NOTE 1 - ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which is effective for financial instruments entered into or modified after May 31,2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123 (R)) “Share-based payment”. SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers. As of December 31, 2004, management is in compliance with SFAS No. 123. Adoption of this standard will likely have a material impact on the financial statements, see Note 7.

In November 2004, the FASB issued SFAS No. 151 (SFAS 151), “Inventory Costs”. SFAS 151 amends ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the results of operations or financial position of the company as the company does not have inventory.

In December 2004, the FASB issued SFAS No. 153 (SFAS 153) “Exchange of Non-monetary assets”. This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on the Company’s financial position or results of operations. The Company does not participate in exchange of non-monetary assets.

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

On September 30, 2004, the Company issued a demand note with the Company’s majority stockholder in the amount of $174,399 for repayment of expenses made on behalf of the Company.

Inform Worldwide Holdings, Inc.
Notes to Financial Statements
December 31, 2004

NOTE 2 - RELATED PARTY TRANSACTIONS (Continued)

During the second quarter of 2004, the Company issued a demand note in the amount of $82,354 to American Fire Retardant Corp for monies advanced to AFRC for assistance in their cash flows. The Chief Financial Officer of AFRC is Randy W. Betts, who is also the Chief Executive Officer of Inform Worldwide Holdings, Inc.

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

NOTE 4 - LINE OF CREDIT

The Company has a $50,000 line of credit with a bank. Payments are due on the 15th of each month and interest accrues at the rate of 13.88% per annum. As of December 31, 2004 the Company’s outstanding balance on the line of credit was $33,033. This line of credit is personally guaranteed by a former officer of the Company. At December 31, 2004, the Company was in default in the payment of certain amounts due under the line of credit.

NOTE 5 - LEASE COMMITMENTS

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

NOTE 6 - INCOME TAXES

As of December 31, 2004, the Company has net operating loss (NOL) carryforwards of approximately $9,661,019. All of the NOL’s utilization may be limited due to changes in control of the Company.

Deferred tax liabilities and assets are determined based on the difference between the financial statement assets and liabilities and tax basis assets and liabilities using the tax rates in effect for the year in which the differences occur. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that based on available evidence, are not expected to be realized. Any deferred tax asset has been offset by 100% valuation allowance.

Inform Worldwide Holdings, Inc.
Notes to Financial Statements
December 31, 2004

NOTE 6 - INCOME TAXES (Continued)

The accompanying balance sheet includes the following:

December 31, 2004
Deferred tax asset arising from net operating loss carry-forwards:	$3,748,475
Valuation allowance	$(3,748,475)
Net deferred taxes	$-

The deferred tax asset and valuation allowance increased by approximately $433,475 during the calendar year ended December 31, 2004 and increased by approximately $906,000 during the calendar year ended December 31, 2003.

NOTE 7 - STOCKHOLDERS’ EQUITY

The Company is authorized by its Articles of Incorporation, as amended, to issue an aggregate of 250,000,000 shares of Class ‘A’ common stock, no par value, (“common stock”); 25,000,000 shares of Class ‘B’ common stock, no par value (“Class B common stock”); 10,000,000 shares of Class ‘A’ preferred stock, no par value (“Class A preferred stock”) of which 1,000,000 shares have been designated as Class A, Series 1 Cumulative Convertible preferred stock (“Series 1 preferred stock”); and 10,000,000 shares of Class ‘B’ preferred stock, no par value (“Class B preferred stock”). As of December 31, 2004, no Class B preferred stock or Class B common stock was outstanding.

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

During the quarter ended 12/31/04, the Company issued 10,300,000 shares of common stock valued at $558,500 to pay for consultants and 3,500,000 shares of common stock valued at $15,400 to pay for legal fees. In addition, the Company granted 55,000,000 options to employees that were all exercised during the quarter for cash proceeds of $310,770.

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

Inform Worldwide Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2004

NOTE 7 - STOCKHOLDERS’ EQUITY (Continued)

Stock Options Awards

In order to retain highly skilled employees, officers and directors, outside service providers, and to obtain general funding, the Company’s Board of Directors has granted unqualified stock options periodically to various individuals. They are generally granted at eighty-five percent of market price or above and have a life of up to five years and vested immediately or after 18 months.

During the second quarter of 2004, the Company issued 55,000,000 non-qualified options to employees valued at $365,531 using the Black-Scholes option-pricing model with the following assumptions: volatility of 326.93%, a risk-free rate of 4%, zero dividend payments, and a life of five years. All options were granted with an exercise price of 85% of market value. As such, the Company recognized the “in the money portion” of $54,840 as compensation expense.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Therefore, compensation expense was only recognized for options which were granted at 85% of the market price on date of grant. Since the Employee Stock Incentive Plan was established at the end of September, 2004, there were no grants prior to the second quarter of 2004. Therefore, the table below does not contain prior year option grants. No other compensation expense was recognized for stock options issued to employees, officers and directors under the stock option plan. Had compensation cost for the Company’s options issued to employees, officers and directors been determined on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and basic loss per common share would have been changed to the pro forma amounts indicated below:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2004	2003	2004	2003
Net Loss as reported	$(1,010,431)	$(47,525)	$(786,019)	$(85,297)
Add compensation cost included in net loss	54,840	-	54,840	-
Deduct fair value of employee compensation
cost	(365,531)	-	(365,531)	-
Net loss pro forma	$(1,321,122)	$(47,525)	$(1,096,710)	(85,297)
Net loss per share as reported	$(0.006)	$(0.01)	$(0.004)	$(0.01)
Net loss per share pro forma	$(0.007)	$(0.01)	$(0.005)	$(0.01)

Inform Worldwide Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2004

NOTE 7 - STOCKHOLDERS’ EQUITY (Continued)

Summary

A summary of the status of the Company’s stock options as of December 31, 2004 and changes during the six months ended December 31, 2004 are presented below:

Options	Shares	Weighted Average Exercise Price	Exercisable Options	Weighted Average Fair Value
Outstanding at June 30, 2004	2,601,500	$0.32	2,601,500	$-

Granted	55,000,000	$0.0057	-	$0.0066
Exercised	55,000,000	$0.0057	-	$0.0066
Cancelled/Expired	-	-	-	-

Outstanding at December 31, 2004	2,601,500	$0.32	2,601,500	-

NOTE 8 - CONTINGENCIES

The Company is involved in litigation alleging the Company’s breach of a contract by delaying its resale of certain Company stock. The Company has reached an agreement in principle to settle the case for $120,000, payable as follows: $10,000 upon execution of a definitive settlement agreement, and $10,000 per month for eleven months commencing forty-five days after execution of a definitive settlement agreement. The settlement is subject to final negotiation, execution, and delivery of a definitive settlement agreement. Due to this verbal agreement, the Company has booked this as a litigation expense on the income statement and note payable liability on the balance sheet at the quarter ended 12/31/04.

NOTE 9 - SUBSEQUENT EVENTS

Class B, Series 1 Preferred Stock

On January 5, 2005, the Company designated a series of preferred stock known as Class B, Series 1 Preferred Stock, no par value per share. Each share of Class B, Series 1 Preferred Stock is convertible into fifteen (15) shares of the Company’s common stock at any time after July 5, 2005 at the option of the holder.  Holders of the Class B, Series 1

Preferred Stock shall be entitled to receive dividends or other distributions with the holders of the Company’s common stock on an as converted basis when, as, and if declared by the Company’s board of directors.  The holders of the Class B, Series 1 Preferred Stock shall also be entitled to receive, upon liquidation, an amount equal to $0.01 per share of the Class B, Series 1 Preferred Stock plus all declared but unpaid dividends with respect to such shares.  The shares of Class B, Series 1 Preferred Stock are not redeemable.

The holders of Class B, Series 1 Preferred Stock and the holders of the Company’s common stock shall be entitled to notice of any stockholders’ meeting and to vote as a single class upon any matter submitted to the stockholders for a vote as follows: (i) the holders of Class B, Series 1 Preferred Stock shall have such number of votes as is determined by multiplying (a) the number of shares of Class B, Series 1 Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Company’s common stock (on a fully-diluted basis) as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.0000002; and (ii) the holders of our common stock shall have one vote per share of common stock held as of such date.

Inform Worldwide Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2004
NOTE 9 - SUBSEQUENT EVENTS (Continued)

Share Exchange

On January 5, 2005, the Company agreed to exchange 150,000,000 shares of its common stock held by its former president and controlling stockholder for 10,000,000 shares of the Company’s Class B, Series 1 Preferred Stock, no par value per share.

Stock Purchase Agreement

On January 5, 2005, the Company entered into a stock purchase agreement with its Chief Executive Officer and its former President and controlling stockholder, whereby the former President and controlling stockholder agreed to sell 10,000,000 shares of the Company’s Class B, Series 1 Preferred Stock held by him to the Company’s Chief Executive Officer, Randy W. Betts. Pursuant to the terms of the Agreement, the Company agreed not to amend the terms of the Class B, Series 1 Preferred Stock, issue any additional shares of any class or series of preferred stock, appoint any new directors, increase the number of directors, terminate any existing employees or employment agreements, or change or modify any existing contractual agreement between the Company and a corporation controlled by our former President and controlling stockholder.

Employee Benefit Plans

On January 6, 2005, the Company amended its Employee Stock Incentive Plan to increase the number of shares available for issuance under the Plan to 153,000,000 shares of common stock, and it amended its Non-Employee Director and Consultants Retainer Stock Plan to increase the number of shares available for issuance under the Plan to 80,000,000 shares of common stock.

Reincorporation

On January 14, 2005, the Company’s board of directors approved the reincorporation of the Company from Colorado to Florida. The reincorporation is subject to the approval of the Company’s stockholders which will be voted on at a Special Shareholder’s Meeting to be held on January 21, 2005.

Increase in Authorized Capital

On January 14, 2005, the Company’s board of directors approved an increase in authorized capital, increasing the authorized shares from 250,000,000 to 5,000,000,000. The increase in authorized capital is subject to the approval of the Company’s stockholders which will be voted on at a Special Shareholder’s Meeting to be held on January 21, 2005.

Stock Issued Subsequent to Quarter End

Subsequent to the period ending December 31, 2004, we have issued 50,000,000 shares of common stock for consulting services rendered and 76,500,000 shares of common stock for the Employee Stock Incentive Plan. The values of these shares were $73,900 and $107,642 respectively.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited consolidated condensed financial statements and related notes included in this report. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

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

General

Our company, Inform Worldwide Holding, Inc., was incorporated as “Anything, Inc.” in August of 1997 as a Colorado corporation. We originally operated Internet storefronts, including AnythingPC.com, AnythingUnix.com, AnythingMac.com, AnythingCoffee.com, Anythingbooks.com and AnyReminder.com, selling Internet computer hardware, coffee retail services, and books and providing a free reminder service site with gift sales. We changed our name to Anything Internet Corporation in 1998 and to Inform Worldwide Holdings, Inc. in 2000.

During the first quarter of 2000, under direction of a new management team, we launched a transformation from our previous position as a generalized E-commerce services provider to that of a highly focused syndicator of L-commerce. L-commerce consists of “location-aware” Internet applications that deliver location and geographic information for commercial use. To achieve the objective of becoming a leading location service provider, we acquired Inform Worldwide Inc., or Inform, on June 30, 2000 in exchange for shares of our common stock. At the same time, we signed a definitive agreement to purchase Mapas y Datos and Mapas Latinos, both of Colombia, to further efforts in location based technology.

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

Moreover, in February 2001, we determined that in order to make use of Mapas y Datos products in a North American market, we would be required to not only translate the data, but also make changes to the programs to adapt them to meet the needs of a North American market. Compounding this problem was the fact that other companies already existed in the market place with products already suited to the North American market at a price with which the Company could not compete. Accordingly, we dissolved our relationship with Mapas y Datos.

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

We recently signed a non-binding letter of intent to acquire Hand Picked Films, Inc. and Hand Picked Management, two related, privately-held companies based in Southern California. Terms of the proposed acquisition are being negotiated. Hand Picked Films and Hand Picked Management are two production, foreign sales, and management companies. Producers Anthony Romano and Michel Shane are best know for having developed and executive produced this summer's block buster hit “I, ROBOT” starring Will Smith. They are also known for projects like Steven Spielberg's, “Catch Me If You Can,” “North Fork” and having recently optioned the Bethany Hamilton story. These proposed acquisitions are subject to a number of conditions, including execution of mutually acceptable definitive agreements acceptable to the board of directors of all companies, completion of a satisfactory due diligence investigation, and other customary closing conditions.

We currently have limited working capital with which to satisfy our cash requirements, and we will require additional capital in order to conduct operations. We have been in default for several years on a line-of-credit which was taken out in the name of the company, which was personally guaranteed by one of our former officers. We dispute the validity of the line-of-credit. We anticipate that we will need at least $500,000 in additional working capital in order to sustain operations for the next 12 months. This requirement may increase substantially, depending on the nature and capital requirements of the business opportunities we elect to pursue.

During the quarter ended December 31, 2004, we borrowed approximately $175,000 from our former president and former majority stockholder, Ashvin Mascarenhas, pursuant to a demand note, in order to cover our expenses.

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

ITEM 3 - CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-14(c) as of the end of the period covered by this Quarterly Report on Form 10-QSB. For the year ended June 30, 2004, our auditors have advised our management of material weakness in our internal controls relating to lack of segregation of duties and weaknesses in our accounting for equity transactions and certain liabilities.  The lack of segregation of duties resulted from, among other things, the recent change in control of the company, the transfer of accounting records, the change in personnel and our lack of capital and human resources.  The weaknesses in our accounting for equity transactions and certain liabilities resulted from the use of outside consultants, unrelated to our auditors, and the lack of communication therewith by former management of the company. For the quarter ended December 31, 2004, our auditors have advised the Board of Directors and management that there were material weaknesses over the preparation of our financial statements in the areas of reporting and disclosure required by accounting principles generally accepted in the United States of America (“US GAAP”). Our auditors noted certain misapplication of US GAAP in the accounting for stock options, preparation of the statement of cash flows and omission of certain information required for interim financial statement disclosures under US GAAP. Our auditors also advised the Board of Directors and management that those weaknesses identified during the year-ended June 30, 2004 remained.

Based upon our evaluation, including consideration of the communications made by our auditors, we have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. For purposes of increasing the effectiveness of our disclosure controls and procedures, we have retained the services of an outside CPA to assist in the preparation and compilation of our financial statements in the future so that there will be no further misapplication of US GAAP in their preparation.

Other than the additional material weaknesses described above, there has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are currently a defendant in a civil lawsuit in El Paso County District Court, Colorado Springs, Colorado, Lloyd K. Parrish, Jr., et. al. v. Larry D. Arnold and Inform Worldwide Holdings, Inc. The plaintiffs filed this lawsuit on or about March 2002, alleging that we and Mr. Arnold breached a contract in delaying its resale of certain common stock. The Plaintiffs seek an unspecified amount of damages. In May 2004, Mr. Arnold entered into an agreement with us whereby he has agreed to fully and unconditionally indemnify us for any and all claims, liabilities, costs and attorneys’ fees arising out of or related to this litigation. We have reached an agreement in principle to settle the case for $120,000, payable as follows: $10,000 upon execution of a definitive settlement agreement, and $10,000 per month for eleven months commencing forty-five days after execution of a definitive settlement agreement. The settlement is subject to final negotiation, execution, and delivery of a definitive settlement agreement.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  On January 5, 2005, we agreed to exchange 150,000,000 shares of our common stock held by Ash Mascarenhas, our former President and controlling stockholder, for 10,000,000 shares of our Class B, Series 1 Preferred Stock, no par value per share. Each share of Class B, Series 1 Preferred Stock is convertible into fifteen (15) shares of our common stock at any time after July 5, 2005 at the option of the holder.  Holders of the Class B, Series 1 Preferred Stock shall be entitled to receive dividends or other distributions with the holders of our common stock on an as converted basis when, as, and if declared by our board of directors.  The holders of the Class B, Series 1 Preferred Stock shall also be entitled to receive, upon liquidation, an amount equal to $0.01 per share of the Class B, Series 1 Preferred Stock plus all declared but unpaid dividends with respect to such shares.  The shares of Class B, Series 1 Preferred Stock are not redeemable.

The holders of Class B, Series 1 Preferred Stock and the holders of our common stock shall be entitled to notice of any stockholders’ meeting and to vote as a single class upon any matter submitted to the stockholders for a vote as follows: (i) the holders of Class B, Series 1 Preferred Stock shall have such number of votes as is determined by multiplying (a) the number of shares of Class B, Series 1 Preferred Stock held by such holder, (b) the number of issued and outstanding shares of our common stock (on a fully-diluted basis) as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.0000002; and (ii) the holders of our common stock shall have one vote per share of common stock held as of such date.
The transaction was exempt pursuant to Section 4(2) of the Securities Act of 1933.

(b) None.

(c) See Item 2(a) above.

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

INFORM WORLDWIDE HOLDINGS, INC.

February 18, 2005      /s/ Randy W. Betts
__________________________________________
Randy W. Betts
Chief Executive Officer, Chief Financial Officer
and Secretary
(Principal Executive, Financial and Accounting Officer)