Form 10QSB
period 2005-03-31
INFORM WORLDWIDE HOLDINGS INC
filed 2005-07-11
CIK 1076038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-QSB

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 0-29994

INFORM WORLDWIDE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	84-1425882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of July 6, 2005, there were 60,242,232 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes   No   X

PART 1: FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

Inform Worldwide Holdings, Inc. Balance Sheet
March 31, 2005
(unaudited)

Assets
Current Assets Cash - U. S. Bank	$214

Notes Receivables	$139,021
Total current assets	139,235

Total Assets	$139,235

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	54,519
Payroll Liabilities	31,154
Notes payable - related party	174,399
Notes payable - Parrish	110,000
Stock to be issued for services	15,000
Bank Line of Credit	33,033
Total current liabilities	418,105

Total Liabilities	418,105

Stockholders’ Deficit
Preferred Stock, no par value,
Series A: 1,000,000 authorized, 700,000 issued and outstanding	1,171,632
Series B: 10,000,000 authorized, 10,000,000 issued and outstanding	100,000
Common Stock, no par value,
5,000,000,000 authorized, 41,114,390 issued and outstanding	9,694,626
Accumulated Deficit	(11,245,128)

Total Stockholders’ Deficit	(278,870)

Total Liabilities and Stockholders’ Deficit	$139,235

See notes to Financial Statements

Inform Worldwide Holdings, Inc. Statements of Operations (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Operating Expenses
General and Administrative Expenses	$395,791	$29,437	$1,418,139	$82,116
Payroll Expense	36,186	-	49,225	-
Compensation expense from stock options
issued	28,222	-	83,062	-
Total Operating Expenses	460,199	29,437	1,550,426	82,116

Loss from operations	(460,199)	(29,437)	(1,550,426)	(82,116)

Other Income (Expenses)
Interest	-	(12,599)	(4)	(57,067)
Litigation Settlement	-	-	(120,000)	-
Gain from Debt Forgiveness	-	-	424,212	-

Total Other Income (Expense)	-	(12,599)	304,208	(57,067)

Net Loss	$(460,199)	$(42,036)	(1,246,218)	$(139,183)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average common shares
outstanding	119,752,756	15,238,950	161,340,418	15,238,950

                                    See Notes to Financial Statements

Inform Worldwide Holdings, Inc. Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2005	2004
Operating Activities
Net loss	$(1,246,218)	$(139,183)
Adjustments to reconcile net loss to net
cash used by operating activities
Gain from debt forgiveness	(424,212)	-
Compensation expense for stock
Options issued	83,062	-
Depreciation and amortization	-	30
Common stock issued for services	843,367	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable
and payroll liabilities	124,245	48,210
Other Income (Expenses)
Accrued interest - related party	-	56,925
Interest	4
Net Cash Used by Operating Activities	(619,752)	(34,018)

Investing Activities
Advances on notes receivable	(149,122)	-
Net Cash Used by Investing Activities	(149,122)	-

Financing Activities
Change in checks in excess of bank balance	-	-
Proceeds from notes payable - related party	174,399	34,534
Payments received on notes payable	10,100
Proceeds from issuance of common stock	470,686	-
Proceeds from notes payable	120,000	-
Payments on notes payable	(10,000)
Net Cash Provided by Financing Activities	765,185	34,534

Net Increase (Decrease) in Cash	(3,689)	516

Cash at Beginning of Period	3,903	55

Cash at End of Period	$214	$571

Supplemental disclosure of non-cash activity:

During the nine months ended March 31, 2005, the Company had the following transactions:

6,789,000 shares of common stock valued at $52,510 were issued to our attorney for partial payment of our accounts payable liability to him.

See Notes to Financial Statements

Inform Worldwide Holdings, Inc.
Notes to Financial Statements
March 31, 2005

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

As shown in the accompanying financial statements, the Company incurred a net loss of $(460,199) during the three months ended March 31, 2005. As of March 31, 2005, the Company’s current liabilities exceeded its current assets by $278,870. Those conditions together with those described above, raise substantial doubt about the Company’s ability to continue as a going concern. Management of the Company is developing plans for reduction of its operating expenses and looking for potential acquisition or merger candidates. On November 15, 2004, the Company signed a non-binding letter of intent to acquire Hand Picked Films, Inc. and Hand Picked Management, two related, privately-held companies based in Southern California. The Company has abandoned these acquisition plans.

Interim Unaudited Financial Statements

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the nine months ended March 31, 2005 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant’s annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended June 30, 2004.

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
March 31, 2005

NOTE 1 - ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss per Share

The Company applies the provisions of Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (FAS 128). All dilutive potential common shares have an antidilutive effect on diluted per share amounts and therefore have been excluded in determining net loss per share. The Company’s basic and diluted loss per share is equivalent and accordingly only basic loss per share has been presented.

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN No. 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a “variable interest” (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a “variable interest entity” (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities’ financial statement with its own. The Company is required to perform this assessment by March 31, 2004 and consolidate any variable interest entities for which it will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. Management has not yet performed this assessment; however it does not have any variable interest entities as of March 31, 2005.

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
March 31, 2005

NOTE 1 - ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123 (R)) “Share-based payment”. SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers. As of March 31, 2005, management is in compliance with SFAS No. 123. Adoption of this standard will likely have a material impact on the financial statements, see Note 7.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

On April 29, 2004, the Company entered into an agreement with a stockholder whereby amounts owing to the stockholder and related affiliates for notes payable, accrued interest and other accrued expenses totaling $1,171,632 would be exchanged for 700,000 shares of Class A, Series 1 Cumulative Convertible Preferred Stock (now Series A Preferred Stock after our reincorporation in February 2005). The shares relating to the transaction were issued in July 2004 at which time the liability was satisfied.

On September 30, 2004, the Company issued a demand note with the Company’s majority stockholder in the amount of $174,399 for repayment of expenses made on behalf of the Company.

Inform Worldwide Holdings, Inc.
Notes to Financial Statements
March 31, 2005

NOTE 2 - RELATED PARTY TRANSACTIONS (Continued)

During the third quarter of 2004, the Company issued a demand note in the amount of $66,767 to American Fire Retardant Corp for monies advanced to AFRC for assistance in their cash flows. The Chief Financial Officer of AFRC is Randy W. Betts, who is also the Chief Executive Officer of Inform Worldwide Holdings, Inc.  During the period ending March 31,2005, AFRC paid $10,100 to IWWH towards the note receivable.  Subsequent to March 31, 2005, AFRC has paid $30,000.00 towards the note receivable

NOTE 3 - DISSOLUTION OF SUBSIDIARY

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

NOTE 4 - LINE OF CREDIT

The Company has a $50,000 line of credit with a bank. Payments are due on the 15th of each month and interest accrues at the rate of 13.88% per annum. As of March 31, 2005 the Company’s outstanding balance on the line of credit was $33,033. This line of credit is personally guaranteed by a former officer of the Company. At March 31, 2005, the Company was in default in the payment of certain amounts due under the line of credit.

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

NOTE 6 - INCOME TAXES

As of March 31, 2005, the Company has net operating loss (NOL) carryforwards of approximately $10,121,218. All of the NOL’s utilization may be limited due to changes in control of the Company.

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

Inform Worldwide Holdings, Inc.
Notes to Financial Statements
March 31, 2005

NOTE 6 - INCOME TAXES (Continued)

The accompanying balance sheet includes the following:

March 31, 2005
Deferred tax asset arising from net operating loss carry-forwards:	3,927,033
Valuation allowance	(3,927,033)
Net deferred taxes	$ -

The deferred tax asset and valuation allowance increased by approximately $433,475 during the calender year ended December 31, 2004 and increased by approximately $906,000 during the calender year ended December 31, 23003.

NOTE 7 - STOCKHOLDERS’ EQUITY

The Company is authorized by its Articles of Incorporation, as amended, to issue an aggregate of 5,000,000,000 shares of common stock, no par value, (“common stock”); and 500,000,000 shares of preferred stock, no par value (“Preferred Stock”), of which 1,000,000 shares have been designated series A preferred stock (“Series A Preferred Stock”) and 10,000,000 shares have been designated series B preferred stock (“Series B Preferred Stock). As of March 31, 2005, 41,114,390 shares of Common Stock were outstanding, 700,000 shares of Series A Preferred Stock were outstanding and 10,000,000 shares of Series B Preferred were outstanding.

As described in Note 2, in July 2004 the Company issued 700,000 shares of Series A Preferred Stock in exchange for $1,171,632 in amounts due to a stockholder and affiliates. The Series A Preferred Stock carries a cumulative dividend of prime rate, as defined, plus 3% per annum, payable quarterly, if and when declared, and is redeemable and callable by the Company at $1.00 per share. The Series A Preferred Stock is convertible into common shares of the Company at the option of the holder at $1.00 per share. In addition, the Series A Preferred Stockholders shall have superior rights to all other classes of capital stock upon liquidation of the Company.

On June 30, 2004, the Company issued 150,000,000 shares of its common stock for $100,000.

During the quarter ended March 31, 2005, the Company issued 28,924,000 shares of common stock valued at $284,866 to pay for consultants and 6,754,000 shares of common stock valued at $37,110 to pay for legal fees. In addition, the Company granted 11,345,000 options to employees that were all exercised during the quarter for cash proceeds of $159,916.

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
March 31, 2005

NOTE 7 - STOCKHOLDERS’ EQUITY (Continued)

Stock Options Awards

In order to retain highly skilled employees, officers and directors, outside service providers, and to obtain general funding, the Company’s Board of Directors has granted unqualified stock options periodically to various individuals. They are generally granted at not less than eighty-five percent of market price and have a life of up to five years and vest immediately or after 18 months.

During the third quarter of 2004, the Company issued 11,345,000 non-qualified options to employees valued at $188,133 using the Black-Scholes option-pricing model with the following assumptions: volatility of 366.33%, a risk-free rate of 4%, zero dividend payments, and a life of five years. All options were granted with an exercise price of 85% of market value. As such, the Company recognized the “in the money portion” of $28,222 as compensation expense.

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

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2005	2004	2005	2004
Net Loss as reported	$(460,199)	$(47,525)	$(1,246,218)	$(85,297)
Add compensation cost included in net loss	28,222	-	83,062	-
Deduct fair value of employee compensation
cost	(188,133)	-	(553,664)	-
Net loss pro forma	$(620,789)	$(47,525)	$(1,716,820)	(85,297)
Net loss per share as reported	$(0.01)	$(0.01)	$(0.029)	$(0.01)
Net loss per share pro forma	$(0.015)	$(0.01)	$(0.042)	$(0.01)

Inform Worldwide Holdings, Inc.
Notes to Consolidated Financial Statements
March 31, 2005

NOTE 7 - STOCKHOLDERS’ EQUITY (Continued)

Summary

A summary of the status of the Company’s stock options as of March 31, 2005 and changes during the nine months ended March 31, 2005 are presented below:

Options	Shares	Weighted Average Exercise Price	Exercisable Options	Weighted Average Fair Value
Outstanding at June 30, 2004	2,601,500	$0.32	2,601,500	$-

Granted	162,870,000	$0.00148	-	$0.0017
Exercised	162,870,000	$0.00148	-	$0.0017
Cancelled/Expired	-	-

Outstanding at March 31, 2005	2,601,500	$0.32	2,601,500

Series B Preferred Stock

On February 1, 2005, the Company designated a series of preferred stock known as Class B, Series 1 Preferred Stock, no par value per share (now Series B Preferred Stock after consummation of our reincorporation in February 2005). Each share of Series B Preferred Stock is convertible into fifteen (15) shares of the Company’s common stock at any time after July 3, 2005 at the option of the holder.  Holders of the Series B Preferred Stock shall be entitled to receive dividends or other distributions with the holders of the Company’s common stock on an as converted basis when, as, and if declared by the Company’s board of directors.  The holders of the Series B Preferred Stock shall also be entitled to receive, upon liquidation, an amount equal to $0.01 per share of the Series B Preferred Stock plus all declared but unpaid dividends with respect to such shares.  The shares of Series B Preferred Stock are not redeemable.

The holders of Series B Preferred Stock and the holders of the Company’s common stock shall be entitled to notice of any stockholders’ meeting and to vote as a single class upon any matter submitted to the stockholders for a vote as follows: (i) the holders of Series B Preferred Stock shall have such number of votes as is determined by multiplying (a) the number of shares of Series B Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Company’s common stock (on a fully-diluted basis) as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.0000002; and (ii) the holders of our common stock shall have one vote per share of common stock held as of such date.

Share Exchange

On February 1, 2005, the Company agreed to exchange 150,000,000 shares of its common stock held by its former president and controlling stockholder for 10,000,000 shares of the Company’s Series B Preferred Stock.

Inform Worldwide Holdings, Inc.
Notes to Consolidated Financial Statements
March 31, 2005

Stock Purchase Agreement

On January 5, 2005, the Company entered into a stock purchase agreement with its Chief Executive Officer and its former President and controlling stockholder, whereby the former President and controlling stockholder agreed to sell 10,000,000 shares of the Company’s Series B Preferred Stock held by him to the Company’s Chief Executive Officer, Randy W. Betts. Pursuant to the terms of the Agreement, the Company agreed not to amend such terms of the Series B Preferred Stock, issue any additional shares of any class or series of preferred stock, appoint any new directors, increase the number of directors, terminate any existing employees or employment agreements, or change or modify any existing contractual agreement between the Company and a corporation controlled by our former President and controlling stockholder.

Employee Benefit Plans

On January 6, 2005, the Company amended its Employee Stock Incentive Plan to increase the number of shares available for issuance under the Plan to 153,000,000 shares of common stock, and it amended its Non-Employee Director and Consultants Retainer Stock Plan to increase the number of shares available for issuance under the Plan to 80,000,000 shares of common stock.

Reincorporation

On January 14, 2005, the Company’s board of directors approved the reincorporation of the Company from Colorado to Florida. The reincorporation was approved by the stockholders at a Special Shareholder’s Meeting held on February 21, 2005.

Increase in Authorized Capital

On January 14, 2005, the Company’s board of directors approved an increase in authorized capital, increasing the authorized shares from 250,000,000 to 5,500,000,000. The increase in authorized capital was approved by the stockholders at a Special Shareholder’s Meeting held on February 21, 2005.

Reverse Stock Split

On March 1, 2005, the Company approved a 1 for 100 reverse stock split. The reverse split became effective the same day. All references to common stock and per share data have been retroactively restated to show the effect of the reverse stock split.

NOTE 8 - CONTINGENCIES

The Company is involved in litigation alleging the Company’s breach of a contract by delaying its resale of certain Company stock. The Company has reached an agreement in principle to settle the case for $120,000, payable as follows: $10,000 upon execution of a definitive settlement agreement, and $10,000 per month for eleven months commencing forty-five days after execution of a definitive settlement agreement. The settlement is subject to final negotiation, execution, and delivery of a definitive settlement agreement. Due to this verbal agreement, the Company has booked this as a litigation expense on the income statement and note payable liability on the balance sheet at the quarter ended December 31, 2004. A definitive settlement agreement was signed during the quarter ended March 31, 2005 and the Company is making the agreed upon payments and is current in those payments.

NOTE 9 - SUBSEQUENT EVENTS

Stock Issued Subsequent to Quarter End

Subsequent to the period ending March 31, 2005, we have issued 2,744,500 shares of common stock for consulting services rendered and 0 shares of common stock for the Employee Stock Incentive Plan. The values of these shares were $2,470 and $0 respectively. Also subsequent to the period ending March 31, 2005, we have issued 12,115,000 shares of common stock valued at $6,855.00 to our attorney for partial payment of our accounts payable liability to him.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited consolidated condensed financial statements and related notes included in this report. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,”“will,”“should,”“expects,”“anticipates,”“estimates,”“believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

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

Prior to its acquisition, Inform operated as a privately owned corporation to provide location technology services to the telecommunications and utilities industries. Founded in 1993, Inform has served over 200 organizations worldwide, including Hewlett Packard, Compaq, CH2MHill, SAIC/Telcordia, Oracle, and Utilicorp. Through R&D investments and pilot projects, Inform built software applications that integrate geographic information into business systems and processes to enable and support monitoring and management of assets through the Internet

In January 2001, it became apparent that we could not sustain operations on Inform’s L-commerce business plan as asset and personalized location tracking proved to be too expensive to be considered a feasible solution to potential customers. In addition, other companies already existed with a stronghold on the market in areas such as consumer-mapping portals, and we realized that we could not compete.

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

Effective June 30, 2002, Inform, our wholly owned subsidiary, filed articles of dissolution with the Colorado Secretary of State. As the sole stockholder of Inform, we approved the dissolution of Inform.

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

In November 2004, we signed a non-binding letter of intent to acquire Hand Picked Films, Inc. and Hand Picked Management, two related, privately-held companies based in Southern California. These acquisitions were never consummated and have been abandoned.

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

ITEM 3 - CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-14(c) as of the end of the period covered by this Quarterly Report on Form 10-QSB. For the year ended June 30, 2004, our auditors have advised our management of material weakness in our internal controls relating to lack of segregation of duties and weaknesses in our accounting for equity transactions and certain liabilities.  The lack of segregation of duties resulted from, among other things, the recent change in control of the company, the transfer of accounting records, the change in personnel and our lack of capital and human resources.  The weaknesses in our accounting for equity transactions and certain liabilities resulted from the use of outside consultants, unrelated to our auditors, and the lack of communication therewith by former management of the company. For the quarter ended March 31, 2005, our auditors have advised the Board of Directors and management that there were material weaknesses over the preparation of our financial statements in the areas of reporting and disclosure required by accounting principles generally accepted in the United States of America (“US GAAP”). Our auditors noted certain misapplication of US GAAP in the accounting for stock options, preparation of the statement of cash flows and omission of certain information required for interim financial statement disclosures under US GAAP. Our auditors also advised the Board of Directors and management that those weaknesses identified during the year-ended June 30, 2004 remained.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are currently a defendant in a civil lawsuit in El Paso County District Court, Colorado Springs, Colorado, Lloyd K. Parrish, Jr., et. al. v. Larry D. Arnold and Inform Worldwide Holdings, Inc. The plaintiffs filed this lawsuit on or about March 2002, alleging that we and Mr. Arnold breached a contract in delaying its resale of certain common stock. The Plaintiffs seek an unspecified amount of damages. In May 2004, Mr. Arnold entered into an agreement with us whereby he has agreed to fully and unconditionally indemnify us for any and all claims, liabilities, costs and attorneys’ fees arising out of or related to this litigation. We have reached an agreement in principle to settle the case for $120,000, payable as follows: $10,000 upon execution of a definitive settlement agreement, and $10,000 per month for eleven months commencing forty-five days after execution of a definitive settlement agreement. A definitive settlement agreement was signed during the quarter ended March 31, 2005 and the Company is making the agreed upon payments and is current in those payments.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) On January 5, 2005, we agreed to exchange 150,000,000 shares of our common stock held by Ash Mascarenhas, our former President and controlling stockholder, for 10,000,000 shares of our Series B Preferred Stock, no par value per share. Each share of Series B Preferred Stock is convertible into fifteen (15) shares of our common stock at any time after July 31, 2005 at the option of the holder.  Holders of the Series B Preferred Stock shall be entitled to receive dividends or other distributions with the holders of our common stock on an as converted basis when, as, and if declared by our board of directors.  The holders of the Series B Preferred Stock shall also be entitled to receive, upon liquidation, an amount equal to $0.01 per share of the Series B Preferred Stock plus all declared but unpaid dividends with respect to such shares.  The shares of Series B Preferred Stock are not redeemable.

The holders of Series B Preferred Stock and the holders of our common stock shall be entitled to notice of any stockholders’ meeting and to vote as a single class upon any matter submitted to the stockholders for a vote as follows: (i) the holders of Series B Preferred Stock shall have such number of votes as is determined by multiplying (a) the number of shares of Series B Preferred Stock held by such holder, (b) the number of issued and outstanding shares of our common stock (on a fully-diluted basis) as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.0000002; and (ii) the holders of our common stock shall have one vote per share of common stock held as of such date.

The transaction was exempt pursuant to Section 4(2) and Section 3(a)(9) of the Securities Act of 1933.

(b) See Item 2(a) above.

(c) See Item 2(a) above.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting (“Special Meeting") of Shareholders of Inform Worldwide Holdings, Inc. was held on February 21, 2005.

The 304,077,900 shares of Common Stock ("Common Stock") present at the Special Meeting (including shares of Common Stock held by the Series A and Series B Preferred Stockholders on an “as converted basis”) out of a then total of 456,816,850 shares outstanding (including shares of Common Stock held by the Series A and Series B Preferred Stockholders on an “as converted” basis and voting together with the Common Stock as a single class) and entitled to vote acted as follows with respect to the following proposals with the following results:

1. The proposal to reincorporate the Company from Colorado to Florida was approved (including approval of the Agreement and Plan of Merger, amended articles of incorporation (encompassing the increase in the authorized capital from 250,000,000 to 5,500,000,000) and amended bylaws:

For: 304,077,900 Against: 0 Abstain: 0 Broker Non-Votes: 0

ITEM 5 - OTHER INFORMATION

The Company’s acquisition plans regarding Hand Picked Films, Inc. and Hand Picked Management discussed in our previous 10QSB filing for the period ending December 31, 2004 have been abandoned.

On January 14, 2005, the Company’s board of directors approved its reincorporation from Colorado to Florida. Under the terms of this reorganization, each share of (i) Class A and Class B common stock of the previous Colorado corporation were converted into one fully paid and nonassessable share of Common Stock of the new Florida corporation; (ii) Class A, Series 1 Cumulative Convertible Preferred Stock of the previous Colorado corporation were converted into one fully paid and nonassessable share of the Series A Preferred Stock of the new Florida corporation and (iii) Class B, Series 1 Preferred Stock of the previous Colorado corporation were converted into one fully paid and nonassessable share of Series B Preferred Stock of the new Florida corporation.

As stated above in Note 2 to the Financial Statements, Randy W. Betts is the Chief Operating Officer of Inform Worldwide Holdings, Inc. and is also the Chief Financial Officer of American Fire Retardant Corp. (AFRC).  During the periods ending December 31, 2004 and March 31, 2005, AFRC issued demand notes totaling $149,121 for assistance in AFRC's cash flows.  During the period ending March 31,2005, AFRC repaid Inform Worldwide Holdings, Inc. (IWWH) $10,100. Subsequesnt to the period ending March 31, 2005, AFRC repaid IWWH $30,000.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing
2.1	Agreement and Plan of Merger dated February 1, 2005 between Inform Worldwide Holdings, Inc., a Florida Corporation and Inform Worldwide Holdings, Inc., a Colorado Corporation.	Incorporated by reference herein. (1)
3.1	Articles of Incorporation.	Incorporated by reference herein. (1)
3.2	Bylaws.	Incorporated by reference herein. (1)
4.1	Second Amended and Restated 2004 Inform Worldwide Holdings, Inc. Employee Stock Incentive Plan.	Incorporated by reference herein. (2).
4.2	Second Amended and Restated Inform Worldwide Holdings, Inc. 2004 Non-Employee Directors and Consultants Retainer Stock Plan.	Incorporated by reference herein. (2).
4.3	2005 Stock Incentive Plan.	Incorporated by reference herein. (3).
10.1	Stock Purchase Agreement dated January 5, 2005 between the Company, Ash Mascarenhas and Randy W. Betts.	Incorporated by reference herein. (4).
31	Certification of Randy W. Betts pursuant to Rule 13a-14(a)	Filed electronically herewith.
32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed electronically herewith.

(1)	Filed as an appendix to the Company’s Preliminary Proxy Statement on Form 14C (File No. 000-29994).
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-121898).
(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-123054).
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29994).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFORM WORLDWIDE HOLDINGS, INC.

 July 11, 2005           /s/ Randy W. Betts
__________________________________________
Randy W. Betts
Chief Executive Officer, Chief Financial Officer
and Secretary
(Principal Executive, Financial and Accounting Officer)

CERTIFICATION

I, Randy W. Betts, certify the following:

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Inform Worldwide Holdings, Inc. as of, and for, the periods presented in this quarterly report;

4.
I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Inform Worldwide Holdings, Inc. and I have done the following:

a.
designed such disclosure controls and procedures to ensure that material information relating to Inform Worldwide Holdings, Inc. is made known to me by others within the Company, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of Inform Worldwide Holdings, Inc.’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to Inform Worldwide Holdings, Inc.’s auditors and the audit committee of Inform Worldwide Holdings, Inc.’s board of directors:

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect Inform Worldwide Holdings, Inc.’s ability to record, process, summarize and report financial data and have identified for Inform Worldwide Holdings, Inc.’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in Inform Worldwide Holdings, Inc.’s internal controls; and

6.
I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

July 11, 2005                     /s/ Randy W. Betts
___________________________________________________
Randy W. Betts,
Chief Executive Officer,
Chief Financial Officer and Secretary
(Principal Executive Officer and Principal Accounting Officer)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Inform Worldwide Holdings, Inc., a Colorado corporation, (the “Company”) on Form 10-QSB for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Randy W. Betts, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, certify the following pursuant to Section 18, U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Randy W. Betts
_______________________________
Randy W. Betts,
Chief Executive Officer,
Chief Financial Officer and Secretary

July 11, 2005

                                                           20