Form 10QSB/A
period 2005-03-31
INFORM WORLDWIDE HOLDINGS INC
filed 2005-07-12
CIK 1076038

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
March 31, 2005
(unaudited)

Assets
Current Assets Cash - U. S. Bank	$214

Notes Receivables	$142,889
Total current assets	142,889

Total Assets	$143,103

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	92,273
Payroll Liabilities	31,154
Notes payable - related party	174,399
Notes payable - Parrish	110,000
Stock to be issued for services	15,000
Bank Line of Credit	33,033
Total current liabilities	455,859

Total Liabilities	455,859

Stockholders’ Deficit
Preferred Stock, no par value,
Series A: 1,000,000 authorized, 700,000 issued and outstanding	1,171,632
Series B: 10,000,000 authorized, 10,000,000 issued and outstanding	100,000
Undesignated: 489,000,000 authorized, 0 issued and outstanding
Common Stock, no par value,
5,000,000,000 authorized, 41,114,390 issued and outstanding	9,694,626
Accumulated Deficit	(11,279,014)

Total Stockholders’ Deficit	(312,756)

Total Liabilities and Stockholders’ Deficit	$143,103

See notes to Financial Statements

Inform Worldwide Holdings, Inc. Statements of Operations (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Operating Expenses
General and Administrative Expenses	$395,792	$34,496	$1,418,140	$82,116
Payroll Expense	36,186	-	49,225	-
Compensation expense from stock options
issued	28,222	-	83,062	-
Total Operating Expenses	460,200	34,496	1,550,427	82,116

Loss from operations	(460,200)	(34,496)	(1,550,427)	(82,116)

Other Income (Expenses)
Interest	3,868	(19,255)	3,864	(57,067)
Litigation Settlement	-	-	(120,000)	-
Loss on Extinguishment of A/P	37,754		37,754
Gain from Debt Forgiveness	-	-	424,212	-

Total Other Income (Expense)	33,886-	(19,255)	270,322	(57,067)

Net Loss	$(494,086)	$(53,751)	(1,280,105)	$(139,183)

Basic and diluted net loss per common share	$(0.004)	$(0.01)	$(0.008)	$(0.01)

Weighted average common shares
outstanding	119,752,756	15,238,950	161,340,418	15,238,950

                                    See Notes to Financial Statements

Inform Worldwide Holdings, Inc. Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2005	2004
Operating Activities
Net loss	$(1,280,104)	$(139,183)
Adjustments to reconcile net loss to net
cash used by operating activities
Gain from debt forgiveness	(424,212)	-
Compensation expense for stock
Options issued	83,062	-
Depreciation and amortization	-	30
Common stock issued for services	843,367	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable
and payroll liabilities	124,245	48,210
Loss of Extinguishment of A/P	37,754
Other Income (Expenses)
Accrued interest - related party	3,868	56,925
Interest	4
Net Cash Used by Operating Activities	(619,752)	(34,018)

Investing Activities
Advances on notes receivable	(149,122)	-
Payments received on notes receivable	10,100
Net Cash Used by Investing Activities	(139,022)	-

Financing Activities
Change in checks in excess of bank balance	-	-
Proceeds from notes payable - related party	174,399	34,534
Proceeds from issuance of common stock	470,686	-
Proceeds from notes payable	120,000	-
Payments on notes payable	(10,000)
Net Cash Provided by Financing Activities	755,085	34,534

Net Increase (Decrease) in Cash	(3,689)	516

Cash at Beginning of Period	3,903	55

Cash at End of Period	$214	$571

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

As shown in the accompanying financial statements, the Company incurred a net loss of $(494,086) during the three months ended March 31, 2005. As of March 31, 2005, the Company’s current liabilities exceeded its current assets by $312,756. Those conditions together with those described above, raise substantial doubt about the Company’s ability to continue as a going concern. Management of the Company is developing plans for reduction of its operating expenses and looking for potential acquisition or merger candidates. On November 15, 2004, the Company signed a non-binding letter of intent to acquire Hand Picked Films, Inc. and Hand Picked Management, two related, privately-held companies based in Southern California. The Company has abandoned these acquisition plans.

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

NOTE 6 - INCOME TAXES

As of March 31, 2005, the Company has net operating loss (NOL) carryforwards of approximately $10,155,105. All of the NOL’s utilization may be limited due to changes in control of the Company.

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

Inform Worldwide Holdings, Inc.
Notes to Financial Statements
March 31, 2005

NOTE 6 - INCOME TAXES (Continued)

The accompanying balance sheet includes the following:

March 31, 2005
Deferred tax asset arising from net operating loss carry-forwards:	3,940,181
Valuation allowance	(3,940,181)
Net deferred taxes	$ -

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

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2005	2004	2005	2004
Net Loss as reported	$(494,086)	$(53,751)	$(1,280,105)	$(139,183)
Add compensation cost included in net loss	28,222	-	83,062	-
Deduct fair value of employee compensation
cost	(188,133)	-	(553,664)	-
Net loss pro forma	$(653,997)	$(53,751)	$(1,750,707)	(139,183)
Net loss per share as reported	$(0.004)	$(0.01)	$(0.008)	$(0.01)
Net loss per share pro forma	$(0.005)	$(0.01)	$(0.01)	$(0.01)

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

As stated above in Note 2 to the Financial Statements, Randy W. Betts is the Chief Execuitve Officer of Inform Worldwide Holdings, Inc. and is also the Chief Financial Officer of American Fire Retardant Corp. (AFRC).  During the periods ending December 31, 2004 and March 31, 2005, AFRC issued demand notes totaling $149,121 for assistance in AFRC's cash flows.  During the period ending March 31,2005, AFRC repaid Inform Worldwide Holdings, Inc. (IWWH) $10,100. Subsequesnt to the period ending March 31, 2005, AFRC repaid IWWH $30,000.

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
Chief Executive Officer,
Chief Financial Officer and Secretary
(Principal Executive Officer and Principal Accounting Officer)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Inform Worldwide Holdings, Inc., a Florida corporation, (the “Company”) on Form 10-QSB for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Randy W. Betts, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, certify the following pursuant to Section 18, U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

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