Form 10KSB
period 2005-06-30
INFORM WORLDWIDE HOLDINGS INC
filed 2005-12-20
CIK 1076038

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ___________ to _____________

Commission File Number: 000-29994

INFORM WORLDWIDE HOLDINGS, INC.
(Name of small business issuer as specified in its charter)

Florida	20-3379902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2501 North Green Valley Parkway, Suite 110 Henderson, NV 89014 ___________________________________________________________________________ (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (702) 317-2300
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, no par value
___________________
 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes X No

The issuer’s revenues for the most recent fiscal year were $0.00

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,344,386 as of December 9, 2005. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 190,000,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 9, 2005, 192,240,644 shares of our common stock were issued and outstanding.

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

On June 30, 2004, pursuant to a stock purchase agreement, we issued an aggregate of 1,000 shares of our common stock to Mr. Ash Mascarenhas for a purchase price of $100,000.00. The 1,000 shares constituted approximately ninety percent (90%) of the issued and outstanding shares of our common stock. Before this issuance, Mr. Larry Arnold was our controlling stockholder. Mr. Mascarenhas acquired our shares for investment purposes and was named as our President and Secretary. Our former directors and officers resigned.

On November 2, 2004, our sole director, Ashvin Mascarenhas resigned from his position as a director of the company. Concurrently with the resignation of Mr. Mascarenhas, our Board of Directors appointed James R. Wheeler and Randy W. Betts to the Board of Directors. Mr. Mascarenhas resignation was not related to a disagreement with us on any matter relating to our operations, policies, or practices.

In November 2004, we signed a non-binding letter of intent to acquire Hand Picked Films, Inc. and Hand Picked Management, two related, privately-held companies based in Southern California. These acquisitions were never consummated and have been abandoned.

Effective December 1, 2004, the Company entered into a Consulting Agreement with Loyola Financial Services, Inc., an affiliated company, to provide consulting and shareholder support services.

On January 5, 2005, we agreed to exchange 1,000 shares of our common stock held by Ashvin Mascarenhas, our former President and controlling stockholder, for 10,000,000 shares of our Class B, Series 1 Preferred Stock, no par value per share. The transaction was exempt pursuant to Section 4(2) of the Securities Act of 1933.

On January 5, 2005 we entered into a stock purchase agreement with Randy W. Betts, our Chief Executive Officer, and Ashvin Mascarenhas, our former President and controlling stockholder, whereby Mr. Mascarenhas agreed to sell 10,000,000 shares of our Preferred Stock held by him to Mr. Betts for a secured promissory note in the principal amount of $600,000 payable in 24 monthly installments of $25,000 per month. The note was secured by a Pledge Agreement, whereby Mr. Betts pledged, and granted a security interest in and to, the Class B, Series 1 Preferred Stock purchased from Mr. Mascarenhas until such time as the payments due under the note have been paid in full. Pursuant to the terms of the Agreement, we agreed not to amend the terms of the Preferred Stock, issue any additional shares of any class or series of preferred stock, appoint any new directors, increase the number of directors, terminate any existing employees or employment agreements, or change or modify any existing contractual agreement between the company and Loyola Financial Services, Inc.

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

On July 25, 2005, Ashvin Mascarenhas accepted 10,000,000 shares of our Class B, Series 1 Preferred Stock issued (currently Series B Preferred Stock after giving effect to our reincorporation in February 2005) in the name of Randy Betts (the “Preferred Stock”) in consideration of the obligations of Mr. Betts secured under that certain $600,000 Secured Promissory Note dated January 5, 2005 made by Mr. Betts in favor of Mr. Mascarenhas (the “Note”). Mr. Betts originally issued the Note as payment for his purchase of the Preferred Stock from Mr. Mascarenhas and the Note was secured by a Pledge Agreement whereby Mr. Betts pledged and granted a security interest in and to the Preferred Stock until such time as the Note was paid in full. Mr. Betts has failed to make any of the payments under the Note resulting in an Event of Default under the Pledge Agreement and giving Mr. Mascarenhas rise to all rights and remedies as a secured party with respect to the Preferred Stock.

On July 25, 2005 Randy W. Betts resigned as President and Secretary and on September 8, 2005, Mr. Betts resigned as Director of the Company.

Our principal executive offices are located at 2501 North Green Valley Parkway #110, Henderson, NV 89014, and our telephone number is (702) 317-2300. We do not maintain a website.

Forward-Looking Statements

Some of the information in this Form 10-KSB are forward looking statements, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. Forward-looking statements are only predictions. The forward-

looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

Item 3. Legal Proceedings

We are currently a defendant in a civil lawsuit in El Paso County District Court, Colorado Springs, Colorado, Lloyd K. Parrish, Jr., et. al. v. Larry D. Arnold and Inform Worldwide Holdings, Inc. The plaintiffs filed this lawsuit on or about March 2002, alleging that we and Mr. Arnold breached a contract in delaying its resale of certain common stock. The Plaintiffs seek an unspecified amount of damages. In May 2004, Mr. Arnold entered into an agreement with us whereby he has agreed to fully and unconditionally indemnify us for any and all claims, liabilities, costs and attorneys’ fees arising out of or related to this litigation. We have reached an agreement in principle to settle the case for $120,000, payable as follows: $10,000 upon execution of a definitive settlement agreement, and $10,000 per month for eleven months commencing forty-five days after execution of a definitive settlement agreement. A definitive settlement agreement ("Parrish Agreement") was signed during the quarter ended March 31, 2005.

On July 25, 2005, the Company entered into an Assignment and Assumption Agreement ("Assignment Agreement") with Global Material & Services, Inc, ("Global") whereby the Company assigned all the Company's obligations under the Parrish Agreement in exchange for forgiveness of certain demand notes ("Demand Notes") under which the Company lent funds to Global. Under the Assignment Agreement the Company credited the Demand Notes in the amounts of three (3) payments of $10,000 in addition to the initial $10,000 payment. Global failed to make the monthly payments pursuant to the Assignment Agreement and is in default. Because of Global's default, on September 16, 2005, the plaintiffs filed and were granted the stipulated judgment pursuant to the Parrish Agreement for $160,000. The Company is reevaluating its position regarding this case. The Company has subsequently written off the uncollectible portion of the Demand Notes on the Company's Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of our fiscal year.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is quoted on the NASDAQ Over-The-Counter Bulletin Board under the symbol “IWWI.OB.” Our common stock began trading on July 15, 1999 with an opening bid price of $4.00 a share. As of December  9, 2005, there were approximately 406 record holders of our common stock.

The following table sets forth the quarterly high and low sale prices of our common stock for each quarter since July 1, 2003 and reflect the actually common stock price taking into account the 1/100 reserve split effective March 1, 2005 and the 1/1500 reverse split effective August 29, 2005.

	High Sale	Low Sale
Year Ended June 30, 2005	Price	Price
--------------------------------	-------------	------------
First Quarter ended 9/30/04	$10,447.761	$2,985.075
Second Quarter ended 12/31/04	$22,388.60	$447.761
Third Quarter ended 3/31/05	$507.463	$59.701
Fourth Quarter ended 6/30/05	$4.030	$0.447761

Year Ended June 30, 2004	Price	Price
--------------------------------	-------------	------------
First Quarter ended 9/30/03	$13,500.00	$10,500.00
Second Quarter ended 12/31/03	$10,500.00	$1,500.00
Third Quarter ended 3/31/04	$27,000.00	$6,000.00
Fourth Quarter ended 6/30/04	$12,000.00	$3,000.00

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

The securities authorized for issuance under our equity compensation plans are summarized in the table below.

Equity Compensation Plan Information
Plan Category	Number of Securities To be issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise price of outstanding options, warrants and rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1	$30,000.00	16
Equity compensation plans not approved by security holders	14	$54,000.00	-0-
Total	15		16

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

The total number of shares of our common stock reserved and available for distribution pursuant to our Year 2000 Long Term Incentive Equity Plan is pre-split 3,000,000 shares. The total number of shares of our common stock reserved and available for distribution pursuant to our Employee Stock Option Plan is 1,500,000 pre-split shares.

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

Second Amended and Restated Inform Worldwide Holdings, Inc. 2004 Employee Stock Incentive Plan. The purpose of our Second Amended and Restated Inform Worldwide Holdings, Inc. 2004 Employee Stock Incentive Plan is to provide the employees (designated officers and employees, including so-called “leased employees) with equity based compensation incentives who make significant and extraordinary contributions to our long-term growth and performance and to attract and retain employees The total number of shares available for the grant of either stock options or compensation stock under the plan is 153,000,000 shares, subject to adjustment, and to date, we have issued 153,000,000 pre-split shares.

Our compensation committee which is appointed by our board of directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable an proper. Any decision made, or action taken, by the compensation committee or our board of directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive.

The compensation committee or our board of directors, in its absolute discretion, may award common stock to employees of, consultants to, and directors of the company, and such other persons as the board of directors or compensation committee may select, and permit holders of common stock options to exercise such options prior to full vesting therein and hold the common stock issued upon exercise of the option as common stock. Stock options may also be granted by our board of directors or compensation committee to non-employee directors of the company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation or development of the company.

In the event that our outstanding common stock is changed into or exchanged for a different number or kind of shares or other securities of the company by reason of merger, consolidation, other reorganization, recapitalization, combination of shares, stock split-up or stock dividend, prompt, proportionate, equitable, lawful and adequate adjustment shall be made of the aggregate number and kind of shares subject to stock options which may be granted under the plan.

Our board of directors may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our board of directors may deem appropriate and in our best interest.

Second Amended and Restated Inform Worldwide Holdings, Inc. 2004 Non-Employee Directors and Consultants Retainer Stock Plan. The purpose of our Second Amended and Restated Inform Worldwide Holdings, Inc. 2004 Non-Employee Directors and Consultants Retainer Stock Plan is to enable us to attract and retain non-employee directors and consultants capable of furthering our future success and by aligning their economic interests more closely with those of our stockholders by paying their retainer or fees in the form of shares our common stock. The total number of shares available for the grant under the plan is 80,000,000 shares, subject to adjustment, and to date, we have issued 80,000,000 pre-split shares.

A committee consisting of two members which shall consist of 2 current directors and/or senior employees (who are not participants under the plan) administers our plan and has full power to grant common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable an proper. Any decision made, or action taken, by the committee or our board of directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive.

The committee may award common stock to non-employee directors and consultants and such participants may make an election to defer delivery of such stock retainer for a period of up to three years. In the event that our outstanding common stock is changed into or exchanged for a different number or kind of shares or other securities of the company by reason of merger, consolidation, other reorganization, recapitalization, combination of shares, stock split-up or stock dividend, prompt, proportionate, equitable, lawful and adequate adjustment shall be made of the aggregate number and kind of shares subject to stock options which may be granted under the plan.

Our board of directors may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our board of directors may deem appropriate and in our best interest.

2005 Stock Incentive Plan. The purpose of our 2005 Stock Incentive Plan is to further align the interests of employees, directors and non-employee consultants with those of the shareholders by providing incentive compensation opportunities tied to the performance of the common stock and by promoting increased ownership of the common stock by such individuals. The 2005 Stock Incentive Plan is also intended to advance the interests of Inform Worldwide and its shareholders by attracting, retaining and motivating key personnel upon whose judgment, initiative and effort the successful conduct of our business is largely dependent. The total number of shares available for the grant of either stock options or compensation stock under the plan is 100,000,000 shares, subject to adjustment, and to date, we have issued 90,100,000 pre-split shares.

Our compensation committee which is appointed by our board of directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable an proper. Any decision made, or action taken, by the compensation committee or our board of directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive.

The compensation committee or our board of directors, in its absolute discretion, may award common stock to employees of, consultants to, and directors of the company, and such other persons as the board of directors or compensation committee may select, and permit holders of common stock options to exercise such options prior to full vesting therein and hold the common stock issued upon exercise of the option as common stock. Stock options may also be granted by our board of directors or compensation committee to non-employee directors of the company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation or development of the company.

In the event that our outstanding common stock is changed into or exchanged for a different number or kind of shares or other securities of the company by reason of merger, consolidation, other reorganization, recapitalization, combination of shares, stock split-up or stock dividend, prompt, proportionate, equitable, lawful and adequate adjustment shall be made of the aggregate number and kind of shares subject to stock options which may be granted under the plan.

Our board of directors may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our board of directors may deem appropriate and in our best interest.

Recent Sales of Unregistered Securities

Effective September 13, 2005 the Company issued 40,000,000 shares of common stock to Investor Relations Services, Inc. pursuant to a consulting agreement as a compensatory stock grant. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended..

In September 2005, we issued a convertible promissory note with an effective date of July 1, 2004 in an amount of up to $100,000.  The note was issued to our legal counsel in consideration of amounts owing under outstanding legal invoices and in connection with the fee agreement previously executed between us and our legal counsel.  The promissory note is payable upon demand and bears interest at a rate of 1.5 % per month.  In addition, the note is convertible (except for any legal services incurred in connection with "capital raising" transactions) into our common stock at a conversion price of $0.02 per share.  The conversion price is subject to adjustment  in the event of a sale of the our company and certain other specified  changes in ownership.  We agreed to register the shares of common stock underlying the promissory note.  We relied on the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended for the offer and sale of the convertible promissory note.

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

General

On June 30, 2004, we issued 1,000 shares of our common stock to Mr. Ashvin Mascarenhas for a purchase price of $100,000.00. The 1,000 shares constituted approximately ninety percent (90%) of the issued and outstanding shares of our common stock. Mr. Mascarenhas acquired our shares for investment purposes. Before this issuance, Mr. Larry Arnold was our controlling stockholder. Mr. Mascarenhas was appointed to our board of directors and was named as our President and Secretary. Our former directors and officers resigned.

On January 5, 2005, we agreed to exchange 1,000 shares of our common stock held by Ash Mascarenhas, our former President and controlling stockholder, for 10,000,000 shares of our Class B, Series 1 Preferred Stock, no par value per share. The transaction was exempt pursuant to Section 4(2) of the Securities Act of 1933.
On January 5, 2005 we entered into a stock purchase agreement with Randy W. Betts, our Chief Executive Officer, and Ashvin Mascarenhas, our former President and controlling stockholder, whereby Mr. Mascarenhas agreed to sell 10,000,000 shares of our Preferred Stock held by him to Mr. Betts for a secured promissory note in the principal amount of $600,000 payable in 24 monthly installments of $25,000 per month. The note is secured by a Pledge Agreement, whereby Mr. Betts pledged, and granted a security interest in and to, the Class B, Series 1 Preferred Stock purchased from Mr. Mascarenhas until such time as the payments due under the note have been paid in full.

On July 25, 2005, Ashvin Mascarenhas accepted 10,000,000 shares of our Class B, Series 1 Preferred Stock issued (currently Series B Preferred Stock after giving effect to our reincorporation in February 2005) in the name of Randy Betts (the “Preferred Stock”) in consideration of the obligations of Mr. Betts secured under that certain $600,000 Secured Promissory Note dated January 5, 2005 made by Mr. Betts in favor of Mr. Mascarenhas (the “Note”). Mr. Betts originally issued the Note as payment for his purchase of the Preferred Stock from Mr. Mascarenhas and the Note was secured by a Pledge Agreement whereby Mr. Betts pledged and granted a security interest in and to the Preferred Stock until such time as the Note was paid in full. Mr. Betts has failed to make any and all payments to Mr. Mascarenhas under the Note resulting in an Event of Default under the Pledge Agreement and giving Mr. Mascarenhas rise to all rights and remedies as a secured party with respect to the Preferred Stock.

Effective September 13, 2005 the Company issued 40,000,000 shares of common stock to Investor Relations Services, Inc. pursuant to a consulting agreement as a compensatory stock grant. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended..

Pursuant to the terms of an Agreement to Convert Series A Preferred Stock dated as of November 22, 2005 by and between Inform Worldwide Holdings, Inc and Larry G. Arnold, on November 22, 2005, Mr. Arnold converted all 700,000 shares of our Series A Preferred Stock held by him into 2,200,000 shares of our common stock.  In connection with this Agreement and the conversion of the Series A Preferred Stock, Mr. Arnold granted a full release of any and all past, present and future claims against us or any of our present, former and future agents, representatives, directors, shareholders, predecessors, successors, etc.

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

 We currently have limited working capital with which to satisfy our cash requirements, and we will require additional capital in order to conduct operations. We anticipate that we will need at least $500,000 in additional working capital in order to sustain operations for the next 12 months. This requirement may increase substantially, depending on the nature and capital requirements of the business opportunities we elect to pursue. In order to obtain the necessary working capital, we intend to continue to seek private equity financing in fiscal 2006. Such financing may not be available to us, when and if needed, on acceptable terms or at all. In the event that we are unable to obtain such financing, management may provide additional financing for us.

 We have established our 2005 Employee Stock Incentive Plan in order to attract and retain employees and to provide employees who make significant and extraordinary contributions to our long-term growth and performance with equity-based compensation incentives.

We intend to retain any future earnings to finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

Off Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Inform Worldwide Holdings, Inc.

We have audited the accompanying balance sheet of Inform Worldwide Holdings, Inc as of June 30, 2005, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended June 30, 2004 were audited by other auditors whose report dated October 15, 2004 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant losses from operations. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark Winter Schenkein & Co., LLP
Denver, Colorado
December 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Inform Worldwide Holdings, Inc.
Denver, Colorado

We have audited the accompanying statements of operations, stockholders' deficit, and cash flows of Inform Worldwide Holdings, Inc. (formerly known as Anything Corporation and Anything Internet Corporation) for the year ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Inform Worldwide Holdings, Inc., for the year ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

October 15, 2004
Denver, Colorado

Inform Worldwide Holdings, Inc.
Balance Sheet
June 30, 2005

Assets

Current Assets
Cash	$ 1,010
Notes Receivable	20,000
---------
Total assets	$ 21,010
======
Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	45,185
Accrued expenses	46,154
Related party payables	401,965
Settlement payable	180,000
Line of credit	55,196
---------
Total current liabilities	728,500
---------
Stockholders' Deficit
Preferred stock, no par value,
Series A: 1,000,000 shares authorized; 700,000 shares issued
and outstanding	1,171,632
Series B: 10,000,000 shares authorized; 10,000,000 shares issued
and outstanding	100,000
Undesignated: 489,000,000 shares authorized, 0 shares issued
and outstanding	-
Common stock, no par value, 5,000,000,000 shares authorized;
40,083 shares issued and outstanding	9,703,950
Additional paid-in capital	33,848
Accumulated deficit	(11,716,920)
---------
Total Stockholders' Deficit	(707,490)
---------
Total liabilities and stockholders' deficit	$ 21,010
=========

See notes to Financial Statements

Inform Worldwide Holdings, Inc.
Statements of Operations

	For the Years Ended
	June 30,
	2005	2004

Revenues	$ -	$ -

Operating Expenses
General and administrative expenses	724,793	119,423
Payroll expense	49,225	-
Compensation expenses from stock options issued	988,263	-
	----------	----------
Total operating expenses	1,762,281	119,423
	----------	----------
(Loss) from operations	(1,762,281)	(119,423)
	----------	-----------
Other Income (Expense)
Interest expense	(22,166)	(57,187)
Litigation settlement	(200,000)	-
Loss on extinguishment of accounts payable	(37,754)	-
Loss on uncollectible notes receivable	(120,022)	-
Gain from debt forgiveness	424,212	-
	-------------	------------
Total other income (expense)	44,270	(57,187)

Net (loss)	$ (1,718,011)	$ (176,610)
	=========	=========
Basic and diluted net (loss) per common share	$ (97.95)	$ (1,447.62)
	=========	=========
Weighted average common shares outstanding	17,540	122

See notes to Financial Statements

INFORM WORLDWIDE HOLDINGS, INC.
Statements of Stockholders' Deficit
For the Years Ended June 30, 2005 and 2004

	Preferred Stock		Preferred Stock
	Series A		Series B		Common Stock		Additional	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shareholders' Deficit

Balance at June 30, 2003	-	$ -	-	$ -	102	$8,225,001		$ (9,822,299)	$(1,597,298)
Stock issued for services	-	-	-	-	3	20,000	-	-	20,000
Stock issued for cash	-	-	-	-	1,000	100,000	-	-	100,000
Net loss for the year ended June 30, 2004	-	-	-	-	-	-	-	(176,610)	(176,610)
	--------	--------	--------	--------	--------	--------	--------	--------	--------
Balance at June 30, 2004	-				1,105	$8,345,001	$ -	$ (9,998,909)	$(1,653,908)
Stock issued in exchange for debt	700,000	1,171,632	-	-	-	-	-	-	1,171,632
Stock exchanged	-	-	10,000,000	100,000	(1,000)	(100,000)	-	-	-
Exercise of stock options					10,597	470,686.		-	470,686
Stock issued for services	-	-	-	-	29,381	988,263	-	-	988,263
Contribution of capital	-	-	-	-	-	-	33,848	-	33,848
Net loss for the year ended June 30, 2005	-	-	-	-	-	-	-	(1,718,011)	(1,718,011)
	--------	--------	--------	--------	--------	--------	--------	--------	--------
Balance at June 30, 2005	700,000	$ 1,171,632	10,000,000	$100,000	40,083	$9,703,950	$ 33,848	$(11,716,920)	$ (707,490)
	======	======	======	======	======	======	======	========	======
See notes to Financial Statements

Inform Worldwide Holdings, Inc.
Statements of Cash Flows
	For the Years Ended
	June 30,
	2005	2004
Cash flows from operating activities
Net (Loss)	$ (1,718,011)	$ (176,610)
Adjustments to reconcile net loss to net cash (used by)
operating activities
Litigation settlement	200,000	-
Loss on uncollectible notes receivable	120,022	-
Gain from debt forgiveness	(424,212)	-
Common stock issued for services	988,263	20,000
Accrued interest on line of credit	22,163	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	254,911	(15,729)
Increase in accrued expenses	31,154	-
Loss of extinguishment of accounts payable	37,754	-
Proceeds from related party payables	174,399
Accrued interest - related party	-	57,187

Net cash (used by )operating activities	(313,577)	(115,152)
	--------	--------
Cash flows from investing activities		-
Advances on notes receivable	(140,022)	-
	--------	-
Net cash used by investing activities	(140,022)	-
	--------	--------
Cash flows from financing activities
Proceeds from notes payable - stockholders and affiliate	-	34,000
Payments on notes payable - stockholders and affiliate	-	(15,000)
Proceeds from issuance of common stock	470,686	100,000
Payment on litigation settlement	(20,000)	-
	--------	--------
Net cash provided by financing activities	456,086	119,000
	--------	--------
Net increase (decrease) in cash	(2,893)	3,848

Cash at beginning of year	3,903	55

Cash at end of year	1,010	3,903
	========	=======
Supplemental cash flow information:
Cash paid for interest expense	$ ……………..4	$................... -
Cash paid for income taxes	$ -	$ -
	========	========
Non-cash investing and financing activities:
Conversion of accounts payable to related party payable	$ 261,415	$ -
	========	========
See notes to Financial Statements

Inform Worldwide Holdings Inc,
Notes to Financial Statements
June 30, 2005

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements include the accounts of Inform Worldwide Holdings, Inc. (formerly Anything Corporation & Anything Internet Corporation). The prior period includes AnythingPC Internet Corporation, an inactive and wholly owned subsidiary which was dissolved September 1, 2003. All significant intercompany transactions and accounts were eliminated in the previously consolidated financial statements.

Reincorporation

The Company was originally incorporated in the State of Colorado. On January 14, 2005, the Company’s board of directors approved the reincorporation of the Company from Colorado to Florida. The reincorporation was approved by the stockholders at a Special Shareholder’s Meeting held on February 21, 2005.

On January 14, 2005, the Company's board of directors approved a plan of merger wherein the Colorado corporation was merged into the Florida corporation. Authorized shares were increased from 250,000,000 to 5,500,000,000, and the shares of the Colorado corporation were converted to shares of the Florida corporation. The merger was approved by the stockholders at a Special Shareholder's Meeting held on February 21, 2005.

Nature of Organization

The Company had focused its efforts on becoming a location-based services provider and reseller of related software systems while pursuing other business development opportunities. The Company has ceased its efforts in the field of location-based services and has been exploring other business opportunities. Presently, there are no revenues from operations and the Company has needed to raise equity capital and obtain loans from stockholders to meet its operating commitments. There is no agreement or commitment from any other source to continue to provide funds to the Company and there is no assurance that the Company will obtain the needed capital to continue to operate.

As shown in the accompanying financial statements, the Company incurred a net loss of $1,718,011 during the year ended June 30, 2005. As of June 30, 2005, the Company’s current liabilities exceeded its current assets by $707,490. Those conditions, together with those described above, raise substantial doubt about the Company’s ability to continue as a going concern. Management is developing plans for reduction of its operating expenses and looking for potential acquisition or merger candidates. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Fair Value of Financial Instruments

The Company has determined that the fair value of its financial instruments approximates carrying value. The carrying amounts of cash, notes receivable, payables and other current liabilities approximate fair value due to the short-term maturity of the instruments.

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Share

The Company applies the provisions of Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (FAS 128). All dilutive potential common shares have an antidilutive effect on diluted per share amounts and therefore have been excluded in determining net loss per share. The Company’s basic and diluted loss per share is equivalent and, accordingly, only basic loss per share has been presented.

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

Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R, “Consolidation of Variable Interest Entities” (FIN 46-R). FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth the criteria to be used in determining whether an investment is a variable interest entity that should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company does not have any variable interest entities as of June 30, 2004 or 2005.

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

In December 2004, the FASB issued SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” SOP 04-2 applies to all real estate time-sharing transactions. Management does not expect adoption of SFAS 152 to have a material impact on the Company’s financial statements as the Company does not engage in real estate time-sharing transactions.

In December 2004, the FASB issued SFAS No. 153 (SFAS 153) “Exchanges of Non-Monetary Assets”. This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on the Company’s financial position or results of operations. The Company does not participate in exchange of non-monetary assets.

In December 2004, the FASB issued SFAS No. 123(R), “Share-based payment”. SFAS 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123 (R) replaces SFAS 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers. The Company is evaluating the impact of  SFAS No. 123 (R).

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Therefore, compensation expense was only recognized for options which were granted at 85% of the market price on date of grant. Since the Employee Stock Incentive Plan was established at the end of September 2004, there were no grants in fiscal year ended June 30, 2004. Therefore, the table below does not contain prior year option grants. No other compensation expense was recognized for stock options issued to employees, officers and directors under the stock option plan. Had compensation cost for the Company’s options issued to employees, officers and directors been determined on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and basic loss per common share would have been changed to the pro forma amounts indicated below:

	For the Year Ended June 30,
	2005	2004
Net (Loss) as reported	$(1,718,011)	$(176,610)
Add compensation cost included in net loss	83,062	-

Deduct fair value of employee compensation cost	(553,664)	-
Net (loss) pro forma	$(2,188,613)	(176,610)
Net (loss) per share as reported	$(97.95)	$(1,447.62)
Net (loss) per share pro forma	$(26.80)	$(1,447.62)

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

On September 30, 2004, the Company issued a non-interest bearing demand note with the Company’s majority stockholder in the amount of $174,399 for repayment of expenses made on behalf of the Company.

Certain administrative functions are performed by a company owned by the majority shareholder. At June 30, 2005, amounts due to the related company were $214,884.

NOTE 3 - NOTES RECEIVABLE

During 2005, the Company advanced $140,022 to a third party in exchange for demand notes with interest at 6% per annum. At June 30, 2005, these notes have been written down to their estimated realizable value, resulting in a loss of $120,022.

NOTE 4 - DISSOLUTION OF SUBSIDIARY

On June 28, 2002, Inform Worldwide, Inc., a former wholly owned subsidiary of the Company, was dissolved. Certain liabilities previously included in the accompanying balance sheet arose out of transactions consummated by Inform Worldwide, Inc. Management of the Company has been advised by legal counsel that the statute of limitations for any claims relating to these obligations expired during September 2004, and as a result, the Company is no longer liable for these obligations. Such amounts  were as follows:

Accounts Payable	$199,195
Accrued Expenses	$216,996

Total	$416,191

The Company recorded $424,212 in debt forgiveness income as a result of this dissolution.

NOTE 5 - LINE OF CREDIT

The Company has a $50,000 line of credit with a bank. Payments are due on the 15th of each month and interest accrues at the rate of 13.88% per annum. The line of credit is personally guaranteed by a former officer of the Company. At June 30, 2005 and 2004, the Company was in default in the payment of certain amounts due under the line of credit.

NOTE 6 - STOCKHOLDERS’ (DEFICIT)

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

On June 30, 2004, the Company issued 1,000 shares of its common stock for cash proceeds of $100,000.

For the year ended June 30, 2005, the Company issued 16,682 shares of common stock valued at $845,836 to pay for consultants and 12,699 shares of common stock valued at $59,365 to pay for legal fees. In addition, the Company granted 10,597 options to employees that were all exercised during the year for cash proceeds of $470,686 and compensation expense of $83,062.

Stock-Based Compensation

The Company periodically issues stock to various service providers as a form of compensation. The services are valued at the fair market value of the services performed.

NOTE 6 - STOCKHOLDERS’ (DEFICIT) (CONTINUED)

In September 2004, the Company established its 2004 Employee Stock Incentive Plan in order to attract and retain employees and to provide employees who make significant and extraordinary contributions to the Company’s long-term growth and performance with equity-based compensation incentives. In addition, the Company established its 2004 Non-Employee Directors and Consultants Retainer Stock Plan in order to promote the Company’s interests and those of its stockholders by attracting and retaining non-employee directors and consultants capable of furthering the Company’s future success. In December 2004, the Company amended both plans to increase the number of shares available to 153,000,000 and 80,000,000 shares, respectively.

In March 2005, the Company established its 2005 Employee Stock Incentive Plan in order to attract and retain employees and to provide employees who make significant and extraordinary contributions to the Company’s long-term growth and performance with equity-based compensation incentives. There are 100,000,000 shares available under the plan.

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

During the year ended June 30, 2005, the Company issued 10,597 non-qualified options to employees valued at $553,664 using the Black-Scholes option-pricing model with the following assumptions: volatility of 326.93% (for the quarter ended December 31, 2004) and 366.33% (for the quarter ended March 31, 2005), a risk-free rate of 4%, zero dividend payments, and a life of five years. All options were granted with an exercise price of 85% of market value. As such, the Company recognized the “in the money portion” of $83,062 as compensation expense.

Summary

A summary of the status of the Company’s stock options as of June 30, 2005:

Options	Shares	Weighted Average Exercise Price	Exercisable Options	Weighted Average Fair Value
Outstanding at June 30, 2004	15.41	$48,000	15.41	$-

Granted	10,597	$44.42	-	$0.0017
Exercised	10,597	$44.42	-	$0.0017
Cancelled/Expired	-	-

Outstanding at June 30, 2005	15.41	$48,000	15.41

The options expire at various dates through May 27, 2012.

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
F-11NOTE 6 - STOCKHOLDERS’ DEFICIT (CONTINUED)

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

Share Exchange

On February 1, 2005, the Company agreed to exchange 1,000 shares of its common stock held by its former president and controlling stockholder for 10,000,000 shares of the Company’s Series B Preferred Stock.

Stock Purchase Agreement

On January 5, 2005, the Company entered into a stock purchase agreement with its Chief Executive Officer, Randy W. Betts, and its controlling stockholder, Ashvin Mascarenhas, whereby Mr. Mascarenhas agreed to sell 10,000,000 shares of the Company’s Series B Preferred Stock held by him to Mr. Betts. Pursuant to the terms of the Agreement, the Company agreed not to amend such terms of the Series B Preferred Stock, issue any additional shares of any class or series of preferred stock, appoint any new directors, increase the number of directors, terminate any existing employees or employment agreements, or change or modify any existing contractual agreement between the Company and a corporation controlled by Mr. Mascarenhas.

Change in Control

On July 25, 2005, Ashvin Mascarenhas accepted 10,000,000 shares of our Class B, Series 1 Preferred Stock issued (currently Series B Preferred Stock after giving effect to our reincorporation in February 2005) in the name of Randy Betts (the “Preferred Stock”) in consideration of the obligations of Mr. Betts secured under that certain $600,000 Secured Promissory Note dated January 5, 2005 made by Mr. Betts in favor of Mr. Mascarenhas (the “Note”). Mr. Betts originally issued the Note as payment for his purchase of the Preferred Stock from Mr. Mascarenhas and the Note was secured by a Pledge Agreement whereby Mr. Betts pledged and granted a security interest in and to the Preferred Stock until such time as the Note was paid in full. Mr. Betts failed to make any of the payments under the Note resulting in an Event of Default under the Pledge Agreement and giving Mr. Mascarenhas rise to all rights and remedies as a secured party with respect to the Preferred Stock.

Increase in Authorized Capital

On January 14, 2005, the Company’s board of directors approved an increase in authorized capital, increasing the authorized shares from 250,000,000 to 5,500,000,000. The increase in authorized capital was approved by the stockholders at a Special Shareholder’s Meeting held on February 21, 2005.

Reverse Stock Split

On March 1, 2005, the Company and board of directors approved a 1 for 100 reverse stock split. The reverse split became effective the same day. All references to common stock and per share data have been retroactively restated to show the effect of the reverse stock split.

NOTE 7 - CONTINGENCIES

The Company is involved in litigation alleging the Company’s breach of a contract by delaying its resale of certain Company stock. The Company reached an agreement (the “Parrish Agreement”) to settle the case for $120,000, payable as follows: $10,000 upon execution of a definitive settlement agreement, and $10,000 per month for eleven months commencing forty-five days after execution of the agreement.

On July 25, 2005, the Company entered into an Assignment and Assumption Agreement ("Assignment Agreement") with Global Material & Services, Inc, ("Global") whereby the Company assigned all the Company's obligations under the Parrish Agreement in exchange for forgiveness of certain demand notes ("Demand Notes") under which the Company lent funds to Global. Global failed to make the monthly payments pursuant to the Assignment Agreement and is in default. Because of Global's default, on September 16, 2005, the plaintiffs filed and were granted the stipulated judgment pursuant to the Parrish Agreement for $200,000. The Company is reevaluating its position regarding this case.

NOTE 8 - SUBSEQUENT EVENTS

Stock Issued Subsequent to Year End

On August, 29, 2005, a 1/1500 reverse split became effective upon the requisite Board of Directors approval.

Effective September 13, 2005 the Company issued 40,000,000 shares of common stock to Investor Relations Services, Inc. pursuant to a consulting agreement as a compensatory stock grant. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

On September 9, 2005, the Company issued a convertible promissory note with an effective date of July 1, 2004 in an amount of up to $100,000.  The note was issued to the Company’s legal counsel in consideration of amounts owing under outstanding legal invoices and in connection with the fee agreement previously executed between us and our legal counsel.  The promissory note is payable upon demand and bears interest at a rate of 1.5 % per month.  In addition, the note is convertible (except for any legal services incurred in connection with "capital raising" transactions) into our common stock at a conversion price of $0.02 per share. The promissory note was subsequently assumed by an affiliated company owned by our majority shareholder. The affiliated company negotiated a reduction in the amount of debt outstanding, and this amount was recorded as a contribution of capital.

Preferred Share Conversion

On September 1, 2005, our President converted 10,000,000 shares of Series B Preferred Stock held by him into 150,000,000 common shares.

Pursuant to the terms of an Agreement to Convert Series A Preferred Stock dated as of November 22, 2005 by and between th Company and Larry G. Arnold, on November 22, 2005, Mr. Arnold converted all 700,000 shares of the Series A Preferred Stock held by him into 2,200,000 shares of common stock.  In connection with this Agreement and the conversion of the Series A Preferred Stock, Mr. Arnold was granted a full release of any and all past, present and future claims against the Company or any of the Company's present, former and future agents, representatives, directors, shareholders, predecessors, successors, etc.

Reverse Stock Split

On August 9, 2005, the Company and board of directors approved a 1 for 1,500 reverse stock split. The reverse split became effective August 29, 2005. All references to common stock and per share data have been retroactively restated to show the effect of the reverse stock split.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Effective August 4, 2005, we dismissed Ehrhardt Keefe Steiner & Hottman, PC as our independent accountant and on September 8, 2005, we engaged Stark Winter Schenkein, & Co., LLP as our independent accountant.

The reports of Ehrhardt Keefe Steiner & Hottman, PC on our financial statements for the fiscal years ended June 30, 2003 and 2004 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except that the accountant’s reports of Ehrhardt Keefe Steiner & Hottman, PC on our financial statements for the fiscal years ended June 30, 2003 and 2004 stated that we had reported net losses, a working capital deficiency, a stockholders’ deficit and were dependent primarily on contributions and loans from officers and the majority stockholder to meet our operating commitments and the continuance of such was uncertain, and that these conditions raised substantial doubt about our ability to continue as a going concern.

The decision to change accountants from Ehrhardt Keefe Steiner & Hottman, PC to Stark Winter Schenkein & Co., LLP was approved by our board of directors.

During our fiscal years ended June 30, 2003 and 2004 and the subsequent interim period through August 4, 2005, the date of the dismissal of Ehrhardt Keefe Steiner & Hottman, PC, we did not have any disagreement with Ehrhardt Keefe Steiner & Hottman, PC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

During that time, there were no “reportable events” as set forth in Item 304(a)(1)(i-v) of Regulation S-B adopted by the Securities and Exchange Commission, except that the accountant’s reports of Ehrhardt Keefe Steiner & Hottman, PC on our financial statements for the fiscal years ended June 30, 2003 and 2004 stated that we had reported net losses, a working capital deficiency, a stockholders’ deficit and was dependent primarily on contributions and loans from officers and the majority stockholder to meet our operating commitments and the continuance of such was uncertain, and that these conditions raised substantial doubt about our ability to continue as a going concern.

We engaged Stark Winter Schenkein, & Co., LLP on September 8, 2005. We had not consulted Stark Winter Schenkein, & Co., LLP regarding any of the matters specified in Item 304(a)(2) of Regulation S-B.

We have provided Ehrhardt Keefe Steiner & Hottman, PC with a copy of this disclosure prior to its filing with the Commission.

Item 8A. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-14(c) as of the end of the period covered by this Annual Report on Form 10-KSB.  For the year ended June 30, 2004, our previous auditors have advised our management of material weakness in our internal controls relating to lack of segregation of duties and weaknesses in our accounting for equity transactions and certain liabilities.  The lack of segregation of duties resulted from, among other things, the recent change in control of the company, the transfer of accounting records, the change in personnel and our lack of capital and human resources.  The weaknesses in our accounting for equity transactions and certain liabilities resulted from the use of outside consultants, unrelated to our auditors, and the lack of communication therewith by former management of the company.  During 2005, our auditors have advised the Board of Directors and management that there were material weaknesses over the preparation of our financial statements in the areas of reporting and disclosure required by accounting principles generally accepted in the United States of America

(“US GAAP”).  Our auditors noted certain misapplication of US GAAP in the accounting for stock options, preparation of the statement of cash flows and omission of certain information required for interim financial statement disclosures under US GAAP.  Our previous auditors also advised the Board of Directors and management that those weaknesses identified during the year-ended June 30, 2004 remained.

We maintain and are currently undertaking actions to improve disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specific time periods.  Based on our evaluation, the CEO and CFO believe that the weaknesses identified above did not affect the disclosure in our annual or quarterly reports due to controls put in place during the current quarter and compensating controls, such as the detailed review of these areas during the preparation of our quarterly reports.

These weaknesses are currently being addressed and actions are currently being taken to improve our disclosure controls and procedures, and our CEO and CFO concluded that our disclosure controls and procedures, combined with compensating controls were not effective as of the end of the period covered by this report in that information required to be disclosed in this 10KSB has been recorded, processed, summarized and reported within the current fiscal year.  Although there was a change in our disclosure controls and procedures during the quarter, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None
PART III

Item 9.	Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

Executive Officer and Directors

Our executive officers and directors, the positions held by them, and their ages are as follows:

Name   Age  Position

Ashvin Mascarenhas (1)  36  Chairman of the Board of Directors, President and Secretary

(1) Randy W. Betts resigned as President and Secretary on July 25, 2005 and as Director on September 8, 2005.

Ashvin Mascarenhas is the Chairman of the Board and our President and Secretary. At the end of 2003, Mr. Mascarenhas founded Loyola Holdings, Inc., a private holding company, and Loyola Financial Services, Inc., a private consulting company, and he is currently the principal owner and operator of each of these companies. From 2002 to 2003, Mr. Mascarenhas was a consultant for Alexander & Wade, Inc., a private investment banking consulting company located in San Diego, California. From 2001 to 2002, Mr. Mascarenhas provided corporate finance and sales consulting services to Cybertel Communications Corp., a publicly traded telecommunications company located in La Mirada, California. During that period, he also consulted for Cybervest, Inc., a brokerage firm in Ft. Lauderdale, Florida, implementing its insurance and financial planning division. From 1998 to 2001, Mr. Mascarenhas was the Vice President of Sales and Marketing for America’s Health Choice Medical Plans, Inc., a privately held managed healthcare company located in Vero Beach, Florida.

Audit Committee

We do not have an audit committee at this time.

Code of Ethics

Effective July 1, 2004, our board of directors adopted the Inform Worldwide Holdings, Inc. Code of Business Conduct and Ethics, or the Code of Ethics. The board of directors believes that our Code of Ethics provides standards that are reasonably designed to deter wrongdoing and to promote the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission; (3) compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons; and (4) accountability for adherence to the Code of Ethics. Our Code of Ethics is attached as an exhibit to this annual report, and we will provide a copy of our Code of Ethics by mail to any person without charge upon written request to us at 2501 N. Green Valley Parkway, Suite 110-D, Henderson, NV 89014.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended June 30, 2005, all Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Item 10. Executive Compensation

The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended June 30, 2005, 2004, and 2003.

	Annual Compensation				Long-Term Compensation
						Common Shares
						Underlying	All
					Restricted	Options	Other
				Other Annual	Stock	Granted	Compen
Name and Position	Year	Salary	Bonus	Compensation	Awards ($)	(# Shares)	-sation

Ashvin Masacrenhas	2005	-0-	-0-	N/A	N/A	N/A	N/A
President, Secretary and Director

Randy Betts	2005	-0-	-0-	N/A	N/A	N/A	N/A
Former President, Secretary and Director Resigned as Officer July 25, 2005 Resigned as Director September 8, 2005

James Wheeler	2005	-0-	-0-	N/A	N/A	N/A	N/A
Former Director

Anthony Clanton	2004	-0-	-0-	$ 10,000	-0-	------	-0-
Former Director,	2003	-0-	-0-	-0-	-0-	------	-0-

Resigned June 30, 2004	2002	N/A	N/A	N/A	N/A	N/A	N/A

Larry G. Arnold	2004	-0-	-0-	-0-	-0-	------	-0-
Former CEO	2003	-0-	-0-	-0-	-0-	------	-0-
Resigned January 2003	2002	$ 200,000*	-0-	-0-	-0-	200,000	-0-

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December  9, 2005 by the following persons:

•འའ	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
•འའ	each of our directors and executive officers; and
•འའ	all of our directors and executive officers as a group.

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned

Ashvin Mascarenhas(1)(2)	150,000,000	78,9%
Loyola Holdings, Inc.(1)(2)	100,000,000	52.6%
Ambrose Venture Fund, LLC (1)(2)	20,000,000	10.5%
Investor Relations Services Inc. 120 Flagler Avenue New Smyrna Beach, FL 32169	40,000,000	21.0%
All directors and officers as a group	150,000,000	78.9%

(1) Unless otherwise noted, the address is 2501 North Green Valley Parkway, Suite 110, Henderson, NV 89014.

(2) Mr. Mascarenhas converted all of the 10,000,000 shares of Series B Preferred Stock held by him on September 1, 2005 into 150,000,000 shares of common stock. Subsequently, Mr. Mascarenhas transferred 120,000,000 shares to two entities controlled by him as follows: (i) 100,000,000 to Loyola Holdings and 20,00,000 shares to Ambrose Ventures Fund, LLC.

The table above assumes that there are 190,040,644 common shares issued and outstanding. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this report and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this report.

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

Pursuant to the terms of an Agreement to Convert Series A Preferred Stock dated as of November 22, 2005 by and between Inform Worldwide Holdings, Inc and Larry G. Arnold, on November 22, 2005, Mr. Arnold converted all 700,000 shares of our Series A Preferred Stock held by him into 2,200,000 shares of our common stock.  In connection with this Agreement and the conversion of the Series A Preferred Stock, Mr. Arnold granted a full release of any and all past, present and future claims against us or any of our present, former and future agents, representatives, directors, shareholders, predecessors, successors, etc.

Item 13. Exhibits.

Exhibit No. Description

2.1	Agreement and Plan of Merger dated February 1, 2005 between Inform Worldwide Holdings, Inc., a Florida Corporation and Inform Worldwide Holdings, Inc., a Colorado Corporation. (1)
3.1	Articles of Incorporation. (1)
3.2	Bylaws. (1)
4.1	Second Amended and Restated 2004 Inform Worldwide Holdings, Inc. Employee Stock Incentive Plan. (2)
4.2	Second Amended and Restated Inform Worldwide Holdings, Inc. 2004 Non-Employee Directors and Consultants Retainer Stock Plan. (2)
4.3	2005 Stock Incentive Plan. (3)
10.1	Stock Purchase Agreement dated January 5, 2005 between the Company, Ash Mascarenhas and Randy W. Betts. (4)
10.2	Settlement Agreement between Larry G. Arnold and Inform Worldwide Holdings, Inc. (5)
10.3	Agreement dated as of July 25, 2005 between Randy W. Betts and Ash Mascarenhas (6)
10.4	Consulting Agreement dated as of September 13, 2005 between Inform Worldwide Holdings, Inc. and Investor Relations Services, Inc.
14	Inform Worldwide Holdings, Inc. Code of Business Conduct and Ethics. (5)
16.1	Letter from Ehrhardt Keefe Steiner & Hottman, PC. (7)
31.1	Certification of Ashvin Mascarenhas pursuant to Rule 13a-14(a).

32.2	Certification of Ashvin Mascarenhas pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Filed as an appendix to the our Preliminary Proxy Statement on Form 14C (File No. 000-29994) and incorporated by reference herein.
(2)	Filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-121898) and incorporated by reference herein.
(3)	Filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-123054) and incorporated by reference herein.
(4)	Filed as an exhibit to our Current Report on Form 8-K (File No. 000-29994) and incorporated by reference herein.
(5)	Filed as an exhibit to our Annual Report on Form 10KSB (File No. 000-29994) for the year ended June 30, 2004 and incorporated herein by reference.
(6)	Filed an exhibit on our Current Report on Form 8-K (File No. 000-29994) dated July 25, 2005 and incorporated by reference herein.
(7)	Filed an exhibit on our Current Report on Form 8-K (File No. 000-29994) dated July 25, 2005 and incorporated by reference herein .

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors has selected Stark Winter Schenkein & Co., LLP, independent accountants, as our auditors for the year ended June 30, 2005.

Audit Fees

Stark Winter Schenkein & Co., LLP, billed us $10,500 in fee for our annual audit for the year ended June 30, 2005 and Ehrhardt Keefe Steiner & Hottman PC billed us $34,554 in fee for review of our quarterly financial statements for that year.

Ehrhardt Keefe Steiner & Hottman PC billed us $11,708 in fees for our annual audit for the year ended June 30, 2004, and $12,389 in fees for the review of our quarterly financial statements for that year.

Audit-Related Fees

We did not pay any fees to Stark Winter Schenkein & Co., LLP for assurance and related services that are not reported under Audit Fees above in 2005.

We did not pay any fees to Ehrhardt Keefe Steiner & Hottman PC for assurance and related services that are not reported under Audit Fees above in 2004.

Tax and All Other Fees

We did not pay any fees to Stark Winter Schenkein & Co., LLP for tax compliance, tax advice, tax planning or other work during our fiscal year ending June 30, 2005.

We did not pay any fees to Ehrhardt Keefe Steiner & Hottman PC for tax compliance, tax advice, tax planning or other work during our fiscal year ending June 30, 2004.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Stark Winter Schenkein & Co., LLP and Ehrhardt Keefe Steiner & Hottman PC and the estimated fees related to these services.

With respect to the audit of our financial statements as of June 30, 2005 and for the year then ended, none of the hours expended on Stark Winter Schenkein & Co., LLP ‘s engagement to audit those financial statements were attributed to work by persons other than Stark Winter Schenkein & Co., LLP’s full-time, permanent employees.

With respect to the review of our quarterly financial statements for the year ended June 30, 2005, none of the hours expended on Ehrhardt Keefe Steiner & Hottman PC’s engagement to review those financial statements were attributed to work by persons other than Ehrhardt Keefe Steiner & Hottman PC’s full-time, permanent employees.

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

INFORM WORLDWIDE HOLDINGS, INC.

By: /s/ Ashvin Mascarenhas
Ashvin Mascarenhas, Chairman, President and Secretary

Signatures    Title      Date

/s/ Ashvin Mascarenhas  Chairman of the Board, President,  December 13, 2005
Ashvin Mascarenhas   and Secretary