Form 10QSB
period 2005-09-30
INFORM WORLDWIDE HOLDINGS INC
filed 2006-02-02
CIK 1076038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB
(Mark One)

XX	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 0-29994

INFORM WORLDWIDE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	20-3379902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2501 North Green Valley Parkway, Suite 110, Henderson, NV 89014 (Address of principal executive offices)
Issuer’s telephone number: (702) 317-2300

___________________

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes X  No___

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 1, 2006, there were 192,240,644 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes   No   X

PART 1: FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Inform Worldwide Holdings, Inc. Consolidated Balance Sheets

	(Unaudited)
	September 30,	June 30,
	2005	2005
Assets
Current Assets
Cash	$5,005	$1,010
Notes receivable	-	20,000
Total current assets	5,005	21,010
Total Assets	$5,005	$21,010

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$49,822	$45,185
Accrued expenses	46,154	46,154
Related party payables	413,016	401,965
Settlement payable	160,000	180,000
Line of credit	56,404	55,196
Total current liabilities	725,396	728,500

Stockholders' Deficit
Preferred stock, no par value,
Series A: 1,000,000 authorized, 700,000 issued and outstanding	1,171,632	1,171,632
Series B: 10,000,000 authorized, zero shares and 10,000,000 shares
issued and outstanding, respectively	-	100,000
Undesignated: 489,000,000 authorized, zero issued and outstanding	-	-
Common stock, no par value, 5,000,000,000 shares authorized,
190,040,096 and 40,083 shares issued and outstanding, respectively	9,863,950	9,703,950
Additional paid-in capital	33,848	33,848
Deferred compensation	(59,000)	-
Accumulated deficit	(11,730,821)	(11,716,920)
Total Stockholders' Deficit	(720,391)	(707,490)
Total Liabilities and Stockholders' Deficit	$5,005	$21,010
See notes to Financial Statements. F-1

Inform Worldwide Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended
	September 30,
	2005	2004

Revenues	$-	$-

Operating Expenses
General and administrative expenses	11,852	199,800
Total operating expenses	11,852	199,800
Loss from operations	(11,852)	(199,800)
Other income (expense)
Interest	(2,049)	-
Income from extinguishment of debt	-	424,212

Total other income (expense)	(2,049)	424,212
Net income (loss)	$(13,901)	$224,412
Basic and diluted net income (loss) per common share	$(0.00)	$203.09
Weighted average common shares outstanding	29,387,913	1,105

See notes to Financial Statements. F-2

Inform Worldwide Holdings, Inc. Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
	September 30,
	2005	2004
Operating Activities
Net income (loss)	$(13,901)	$224,412
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Common stock issued for services	1,000	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable,
payroll liabilities, and accrued expenses	16,896	(402,714)
Net cash provided by (used in) operating activities	3,995	(178,302)
Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-
Financing Activities
Proceeds from notes payable - related party	-	174,399
Net cash provided by financing activities	-	174,399
Net increase (decrease) in cash	3,995	(3,903)

Cash at beginning of period	1,010	3,903
Cash at end of period	$5,005	$-
Supplemental disclosures of
cash flow information:
Interest	$-	$-
Income taxes	$-	$-

See notes to Financial Statements.
F-3

Inform Worldwide Holdings Inc,
Notes to Consolidated Financial Statements
September 30, 2005
(Unaudited)

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements include the accounts of Inform Worldwide Holdings, Inc. (formerly Anything Corporation & Anything Internet Corporation) and have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with Form 10-KSB for the year ended June 30, 2005 of Inform Worldwide Holdings, Inc. (the “Company”).

The interim financial statements present the condensed balance sheet, statements of operations and cash flows of Inform Worldwide Holdings, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of September 30, 2005 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $13,901 and $1,718,011 during the three months ended September 30, 2005 and the year ended June 30, 2005, respectively. As of September 30, 2005, the Company’s current liabilities exceeded its current assets by approximately $720,000. Those conditions, together with those described above, raise substantial doubt about the Company’s ability to continue as a going concern. Management is developing plans for reductions of its operating expenses and looking for potential acquisition or merger candidates. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R, “Consolidation of Variable Interest Entities” (FIN 46-R). FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth the criteria to be used in determining whether an investment is a variable interest entity that should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company does not have any variable interest entities as of September 30, 2005 or June 30, 2005.

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

Inform Worldwide Holdings Inc,
Notes to Consolidated Financial Statements
September 30, 2005
(Unaudited)

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

In December 2004, the FASB issued SFAS No. 123 (R), “Share-based payment”. SFAS 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123 (R) replaces SFAS 123, Accounting for Stock-Based Compensation and supersedes APB opinion No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers. The Company is evaluating the impact of SFAS No. 123 (R).

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Therefore, compensation expense was only recognized for options which were granted at 85% of the market price on date of grant. There were no grants during the three months ended September 30, 2005.

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

NOTE 3 - NOTES RECEIVABLE

During 2005, the Company advanced $140,022 to a third party in exchange for demand notes with interest at 6% per annum. At June 30, 2005, these notes were written down to their estimated realizable value, resulting in a loss of $120,022.

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

NOTE 5 - LINE OF CREDIT

The Company has a $50,000 line of credit with a bank. Payments are due on the 15th of each month and interest accrues at the rate of 13.88% per annum. The line of credit is personally guaranteed by a former officer of the Company. At September 30, 2005 and June 30, 2005, the Company was in default in the payment of certain amounts due under the line of credit.

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

During the three months ended September 30, 2005, 10,000,000 Series B Preferred shares were converted into 150,000,000 shares of the Company’s no par common shares. The Company’s transfer agent issued thirteen “rounding” shares related to the reverse split of shares on August 29, 2005.

Effective September 13, 2005, the Company issued 40,000,000 shares of common stock to Investor Relations Services, Inc. pursuant to a consulting agreement valued at $60,000 as a compensatory stock grant. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

Inform Worldwide Holdings Inc,
Notes to Consolidated Financial Statements
September 30, 2005
(Unaudited)

NOTE 6 - STOCKHOLDERS’ (DEFICIT) (CONTINUED)

Stock-Based Compensation

The Company periodically issues stock to various service providers as a form of compensation. The services are valued at the fair market value of the services performed.

In September 2004, the Company established its 2004 Employee Stock Incentive Plan in order to attract and retain employees and to provide employees who make significant and extraordinary contributions to the Company’s long-term growth and performance with equity-based compensation incentives. In addition, the Company established its 2004 Non-
Employee Directors and Consultants Retainer Stock Plan in order to promote the Company’s interests and those of its stockholders by attracting and retaining non-employee directors and consultants capable of furthering the Company’s future success. In December 2004, the Company amended both plans to increase the number of shares available to 153,000,000 and 80,000,000 shares, respectively.

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

Series B Preferred Stock

On February 1, 2005, the Company designated a series of preferred stock known as Class B, Series 1 Preferred Stock, no par value per share (now Series B Preferred Stock after consummation of our reincorporation in February 2005). Each share of Series B Preferred Stock is convertible into fifteen (15) shares of the Company’s common stock at any time after July 3, 2005 at the option of the holder. Holders of the Series B Preferred Stock shall be entitled to receive dividends or other distributions with the holders of the Company’s common stock on an as converted basis when, as, and if declared by the Company’s board of directors. The holders of the Series B Preferred Stock shall also be entitled to receive, upon liquidation, an amount equal to $0.01 per share of the Series B Preferred Stock plus all declared but unpaid dividends with respect to such shares. The shares of Series B Preferred Stock are not redeemable. As of September 30, 2005 all of the issued and outstanding Series B Preferred shares had been converted into common shares.

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

Share Exchange

On February 1, 2005, the Company agreed to exchange 1,000 shares of its common stock held by its former president and controlling stockholder for 10,000,000 shares of the Company’s Series B Preferred Stock. As of September 30, 2005, these Series B Preferred shares had been converted into common shares.

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

On August 29, 2005, a 1 for 1500 reverse split became effective upon the requisite Board of Directors approval. All references to common stock and per share data have been retroactively restated to show the effect of the reverse stock split.

Inform Worldwide Holdings Inc,
Notes to Consolidated Financial Statements
September 30, 2005
(Unaudited)

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
NOTE 8 - SUBSEQUENT EVENTS

Preferred Share Conversion

Pursuant to the terms of an Agreement to Convert Series A Preferred Stock dated as of November 22, 2005 by and between the Company and Larry G. Arnold, on November 22, 2005, Mr. Arnold converted all 700,000 shares of the Series A Preferred Stock held by him into 2,200,000 shares of common stock.  In connection with this Agreement and the conversion of the Series A Preferred Stock, Mr. Arnold was granted a full release of any and all past, present and future claims against the Company or any of the Company's present, former and future agents, representatives, directors, shareholders, predecessors, successors, etc.

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

On November 2, 2004, our President and Secretary, Ashvin Mascarenhas resigned from his position as President and Secretary of the company. Concurrently with the resignation of Mr. Mascarenhas, our Board of Directors appointed Randy W. Betts as our Chief Executive Officer, Chief Financial Officer, and Secretary.

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

On January 5, 2005, we agreed to exchange 150,000,000 shares of our common stock held by Ashvin Mascarenhas, our former President and controlling stockholder, for 10,000,000 shares of our Class B, Series 1 Preferred Stock, no par value per share. The transaction was exempt pursuant to Section 4(2) of the Securities Act of 1933.

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

In the next twelve months, we intend to hire from five to up to twenty employees, depending on the nature of the business opportunities we elect to pursue.

We intend to retain any future earnings to finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

Our principal executive offices are located at 2501 North Green Valley Parkway, #110, Henderson, Nevada 89014, and our telephone number is (702) 317-2300. We do not maintain a website.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective September 13, 2005 the Company issued 40,000,000 shares of common stock to Investor Relations Services, Inc. pursuant to a consulting agreement valued at $60,000as a compensatory stock grant. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the first quarter of our fiscal year.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing
2.1	Agreement and Plan of Merger dated February 1, 2005 between Inform Worldwide Holdings, Inc., a Florida Corporation and Inform Worldwide Holdings, Inc., a Colorado Corporation. (1)	Incorporated by reference herein. (1)
3.1	Articles of Incorporation.	Incorporated by reference herein. (1)
3.2	Bylaws.	Incorporated by reference herein. (1)
4.1	Second Amended and Restated 2004 Inform Worldwide Holdings, Inc. Employee Stock Incentive Plan.	Incorporated by reference herein. (2).
4.2	Second Amended and Restated Inform Worldwide Holdings, Inc. 2004 Non-Employee Directors and Consultants Retainer Stock Plan.	Incorporated by reference herein. (2).
4.3	2005 Stock Incentive Plan.	Incorporated by reference herein. (3).
10.1	Stock Purchase Agreement dated January 5, 2005 between the Company, Ashvin Mascarenhas and Randy W. Betts. (4)	Incorporated by reference herein. (3).
31	Certification of Ashvin Mascarenhas pursuant to Rule 13a-14(a)	Filed electronically herewith.
32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed electronically herewith.

(1)	Filed as an appendix to the Company’s Preliminary Proxy Statement on Form 14C (File No. 000-29994).
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-121898).
(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-123054).
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29994).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFORM WORLDWIDE HOLDINGS, INC.

February 1, 2006    /s/ Ashvin Mascarenhas
__________________________________________
Ashvin Mascarenhas
Chairman, President and Secretary