Form 10QSB
period 2005-12-31
INFORM WORLDWIDE HOLDINGS INC
filed 2006-02-17
CIK 1076038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB
(Mark One)

XX	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2005

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

PART 1: FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Inform Worldwide Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

	December 31,	June 30,
	2005	2005
Assets
Current Assets
Cash	$1,498	$1,010
Notes receivable	-	20,000
Total current assets	1,498	21,010
Total Assets	$1,498	$21,010

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$62,646	$45,185
Accrued expenses	33,154	46,154
Related party payables	439,866	401,965
Settlement payable	160,000	180,000
Line of credit	57,613	55,196
Total current laibilities	753,279	728,500

Stockholders' Deficit
Preferred stock, no par value,
Series A: 1,000,000 authorized, zero shares and 700,000 shares
issued and outstanding, respectively	-	1,171,632
Series B: 10,000,000 authorized, zero shares and 10,000,000 shares
issued and outstanding, respectively	-	100,000
Undesignated: 489,000,000 authorized, zero issued and outstanding	-	-
Common Stock, no par value, 5,000,000,000 shares authorized,
192,240,096 and 40,083 shares issued and outstanding, respectively	11,035,582	9,703,950
Additional paid-in capital	33,848	33,848
Deferred compensation	(56,000)	-
Accumulated deficit	(11,765,211)	(11,716,920)
Total stockholders' deficit	(751,781)	(707,490)
Total Liabilities and Stockholders' Deficit	$1,498	$21,010

See notes to Financial Statements.
F-1

Inform Worldwide Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative expenses	33,181	835,591	45,033	1,035,387
Compensation expense from stock options issued	-	54,840	-	54,840
Total operating expenses	33,181	890,431	45,033	1,090,227
(Loss) from operations	(33,181)	(890,431)	(45,033)	(1,090,227)
Other income/(expense)
Interest	(1,208)	-	(3,257)	(4)
Litigation settlement	-	(120,000)	-	(120,000)
Income from extinquishment of debt	-	-	-	424,212

Total other income/(expense)	(1,208)	(120,000)	(3,257)	304,208
Net (loss)	$(34,389)	$(1,010,431)	$(48,290)	$(786,019)
Basic and diluted net (loss) per common share	$(0.00)	$(914.42)	$(0.00)	$(711.33)
Weighted average common shares outstanding	190,781,400	1,105	113,997,700	1,105

See notes to Financial Statements.
F-2

Inform Worldwide Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2005	2004
Operating Activities
Net cash provided by/(used in) operating activities	$488	$(357,046)
Investing Activities
Advances on notes receivable	-	(82,354)
Net cash used in investing activities	-	(82,354)
Financing Activities
Bank overdraft	-	4,727
Proceeds from issuance of common stock	-	310,770
Proceeds from notes payable	-	120,000
Net cash provided by financing activities	-	435,497
Net increase/(decrease) in cash	488	(3,903)

Cash at beginning of period	1,010	3,903
Cash at end of period	$1,498	$-
Supplemental disclosures of
cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to Financial Statements.
F-3

Inform Worldwide Holdings Inc.
Notes to Consolidated Financial Statements
December 31, 2005
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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of December 31, 2005 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $48,290 and $1,718,011 during the six months ended December 31, 2005 and the year ended June 30, 2005, respectively. As of December 31, 2005, the Company’s current liabilities exceeded its current assets by approximately $750,000. Those conditions, together with those described above, raise substantial doubt about the Company’s ability to continue as a going concern. Management is developing plans for reductions of its operating expenses and looking for potential acquisition or merger candidates. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 2 - LINE OF CREDIT

The Company has a $50,000 line of credit with a bank. Payments are due on the 15th of each month and interest accrues at the rate of 13.88% per annum. The line of credit is personally guaranteed by a former officer of the Company. At December 31, 2005 and June 30, 2005, the Company was in default in the payment of certain amounts due under the line of credit.

NOTE 3 - STOCKHOLDERS’ (DEFICIT)

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

On November 22, 2005, all 700,000 shares of the Series A Preferred Stock were converted into 2,200,000 shares of common stock.

During the quarter ended September 30, 2005, 10,000,000 Series B Preferred shares were converted into 150,000,000 shares of the Company’s no par common shares. The Company’s transfer agent issued thirteen “rounding” shares related to the reverse split of shares on August 29, 2005.

Effective September 13, 2005 the Company issued 40,000,000 shares of common stock to Investor Relations Services, Inc. pursuant to a consulting agreement valued at $60,000 as a compensatory stock grant. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

Series B Preferred Stock

On February 1, 2005, the Company designated a series of preferred stock known as Class B, Series 1 Preferred Stock, no par value per share (now Series B Preferred Stock after consummation of our reincorporation in February 2005). Each share of Series B Preferred Stock is convertible into fifteen (15) shares of the Company’s common stock at any time after July 3, 2005 at the option of the holder. Holders of the Series B Preferred Stock shall be entitled to receive dividends or other distributions with the holders of the Company’s common stock on an as converted basis when, as, and if declared by the Company’s board of directors. The holders of the Series B Preferred Stock shall also be entitled to receive, upon liquidation, an amount equal to $0.01 per share of the Series B Preferred Stock plus all declared but

NOTE 3 - STOCKHOLDERS’ DEFICIT (CONTINUED)

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

NOTE 3 - STOCKHOLDERS’ DEFICIT (CONTINUED)

On August, 29, 2005, a 1 for 1,500 reverse split became effective upon the requisite Board of Directors approval. All references to common stock and per share data have been retroactively restated to show the effect of the reverse stock split.

NOTE 4 - CONTINGENCIES

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

On July 25, 2005, the Company entered into an Assignment and Assumption Agreement ("Assignment Agreement") with Global Material & Services, Inc, ("Global") whereby the Company assigned all the Company's obligations under the Parrish Agreement in exchange for forgiveness of certain demand notes ("Demand Notes") under which the Company lent funds to Global. Global failed to make the monthly payments pursuant to the Assignment Agreement and is in default. Because of Global's default, on September 16, 2005, the plaintiffs filed and were granted the stipulated judgment pursuant to the Parrish Agreement for $200,000. The Company is currently in negotiations with the plaintiffs for settlement of the judgment.

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

During the quarter ended December 31, 2004, we borrowed approximately $175,000 from our president and majority stockholder, Ashvin Mascarenhas, pursuant to a demand note, in order to cover our expenses.

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

On July 25, 2005, the Company entered into an Assignment and Assumption Agreement ("Assignment Agreement") with Global Material & Services, Inc, ("Global") whereby the Company assigned all the Company's obligations under the Parrish Agreement in exchange for forgiveness of certain demand notes ("Demand Notes") under which the Company lent funds to Global. Under the Assignment Agreement the Company credited the Demand Notes in the amounts of three (3) payments of $10,000 in addition to the initial $10,000 payment. Global failed to make the monthly payments pursuant to the Assignment Agreement and is in default. Because of Global's default, on September 16, 2005, the plaintiffs filed and were granted the stipulated judgment pursuant to the Parrish Agreement for $160,000. The Company is currently in negotiations with the plaintiffs for settlement of the judgment.

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

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the second quarter of our fiscal year.

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

INFORM WORLDWIDE HOLDINGS, INC.

February 16, 2006    /s/ Ashvin Mascarenhas
__________________________________________
Ashvin Mascarenhas
Chairman, President and Secretary