Form 10QSB
period 2006-03-31
INFORM WORLDWIDE HOLDINGS INC
filed 2006-05-22
CIK 1076038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB
(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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
Yes X  No___

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 22, 2006, there were 152,240,096 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes   No   X

PART 1: FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Inform Worldwide Holdings, Inc.
Consolidated Balance Sheets

	(Unaudited)
	March 31,	June 30,
	2006	2005
Assets
Current Assets
Cash	$63	$1,010
Notes receivable	-	20,000
Total current assets	63	21,010
Total Assets	$63	$21,010

Liabilities and Stockholders' (Deficit)
Current Liabilities
Accounts payable	$78,544	$45,185
Accrued expenses	33,154	46,154
Related party payables	451,566	401,965
Settlement payable	160,000	180,000
Line of credit	58,821	55,196
Total current liabilities	782,085	728,500

Stockholders' (Deficit)
Preferred stock, no par value,
Series A: 1,000,000 authorized, zero shares and 700,000 shares
issued and outstanding, respectively	-	1,171,632
Series B: 10,000,000 authorized, zero shares and 10,000,000 shares
issued and outstanding, respectively	-	100,000
Undesignated: 489,000,000 authorized, zero issued and outstanding	-	-
Common Stock, no par value, 5,000,000,000 shares authorized,
152,240,096 and 40,083 shares issued and outstanding, respectively	11,016,430	9,703,950
Additional paid-in capital	-	33,848
Accumulated (deficit)	(11,798,452)	(11,716,920)
Total stockholders' (deficit)	(782,022)	(707,490)
Total Liabilities and Stockholders' (Deficit)	$63	$21,010

See notes to Financial Statements.

Inform Worldwide Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative expenses	29,033	431,978	70,066	1,467,365
Compensation expense from common stock
and stock options issued	3,000	28,222	7,000	83,062
Total operating expenses	32,033	460,200	77,066	1,550,427
(Loss) from operations	(32,033)	(460,200)	(77,066)	(1,550,427)
Other income/(expense)
Interest	(1,208)	3,868	(4,465)	3,864
Litigation settlement	-	-	-	(120,000)
Loss on Extinguishment of Payables	-	(37,754)	-	(37,754)
Gain from Debt Forgiveness	-	-	-	424,212

Total other income/(expense)	(1,208)	(33,886)	(4,465)	270,322
Net (loss)	$(33,241)	$(494,086)	$(81,531)	$(1,280,105)
Basic and diluted net (loss) per common share	$(0.00)	$(447.14)	$(0.00)	$(1,158.47)
Weighted average common shares outstanding - Basic and Diluted	185,128,985	1,105	137,361,991	1,105

See notes to Financial Statements.

Inform Worldwide Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	March 31,
	2006	2005
Operating Activities
Net cash (used in) operating activities	$(54,173)	$(619,752)
Investing Activities
Advances on notes receivable	-	(149,122)
Payments received on notes receivable	-	10,100
Net cash (used in) investing activities	-	(139,022)
Financing Activities
Proceeds from notes payable - related party	49,601	174,399
Proceeds from issuance of common stock	-	470,686
Proceeds from notes payable	3,625	120,000
Payments on notes payable	-	(10,000)
Net cash provided by financing activities	53,226	755,085
Net (decrease) in cash	(947)	(3,689)

Cash at beginning of period	1,010	3,903
Cash at end of period	$63	$214

See notes to Financial Statements.

Inform Worldwide Holdings Inc,
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements include the accounts of Inform Worldwide Holdings, Inc. (formerly Anything Corporation & Anything Internet Corporation) and have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with Form 10-KSB for the year ended June 30, 2005, of Inform Worldwide Holdings, Inc. (the “Company”).

The interim financial statements present the condensed balance sheet, statements of operations and cash flows of Inform Worldwide Holdings, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of March 31, 2006, and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $81,531 during the nine months ended March 31, 2006, and has an accumulated deficit of $11,789,452. As of March 31, 2006, the Company’s current liabilities exceeded its current assets by $782,022. Those conditions, together with those described above, raise substantial doubt about the Company’s ability to continue as a going concern. Management is developing plans for reductions of its operating expenses and looking for potential acquisition or merger candidates. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Share

The Company applies the provisions of Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (FAS 128). All dilutive potential common shares have an antidilutive effect on diluted per share amounts and therefore have been excluded in determining net loss per share.

NOTE 2 - LINE OF CREDIT

The Company has a $50,000 line of credit with a bank. Payments are due on the 15th of each month and interest accrues at the rate of 13.88% per annum. The line of credit is personally guaranteed by a former officer of the Company. At March 31, 2006, and June 30, 2005, the Company was in default in the payment of certain amounts due under the line of credit.

NOTE 3 - STOCKHOLDERS’ (DEFICIT)

The Company is authorized by its Articles of Incorporation, as amended, to issue an aggregate of 5,000,000,000 shares of common stock, no par value, (“Common Stock”); and 500,000,000 shares of preferred stock, no par value (“Preferred Stock”), of which 1,000,000 shares have been designated series A preferred stock (“Series A Preferred Stock”) and 10,000,000 shares have been designated series B preferred stock (“Series B Preferred Stock). The remaining preferred stock is undesignated.

In July 2004, the Company issued 700,000 shares of Series A Preferred Stock in exchange for $1,171,632 in amounts due to a stockholder and affiliates. The Series A Preferred Stock carries a cumulative dividend of prime rate, as defined, plus 3% per annum, payable quarterly, if and when declared, and is redeemable and callable by the Company at $1.00 per share. The Series A Preferred Stock is convertible into common shares of the Company at the option of the holder at $1.00 per share. In addition, the Series A Preferred Stockholders shall have superior rights to all other classes of capital stock upon liquidation of the Company.

On November 22, 2005, all 700,000 shares of the Series A Preferred Stock were converted into 2,200,000 shares of common stock.  In connection with the conversion, the shareholder and affiliates were granted a full release of any and all past, present and future claims against the Company or any of the Company's present, former and future agents, representatives, directors, shareholders, predecessors, successors, etc.

During the quarter ended September 30, 2005, 10,000,000 shares of Series B Preferred Stock were converted into 150,000,000 shares of the Company’s no par common shares. The Company’s transfer agent issued thirteen “rounding” shares related to the reverse split of shares on August 29, 2005.

Effective September 13, 2005 the Company issued 40,000,000 shares of common stock to Investor Relations Services, Inc. pursuant to a consulting agreement valued at $60,000 as a compensatory stock grant. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended. On March 15, 2006, the consulting agreement was rescinded, and the 40,000,000 shares of common stock were cancelled.

Series B Preferred Stock

On February 1, 2005, the Company designated a series of preferred stock known as Class B, Series 1 Preferred Stock, no par value per share (now Series B Preferred Stock after consummation of our reincorporation in February 2005). Each share of Series B Preferred Stock is convertible into fifteen (15) shares of the Company’s common stock at any time after July 3, 2005 at the option of the holder. Holders of the Series B Preferred Stock shall be entitled to receive dividends or other distributions with the holders of the Company’s common stock on an as converted basis when, as, and if declared by the Company’s board of directors. The holders of the Series B Preferred Stock shall also be entitled to receive, upon liquidation, an amount equal to $0.01 per share of the

NOTE 3 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Series B Preferred Stock plus all declared but unpaid dividends with respect to such shares. The shares of Series B Preferred Stock are not redeemable. As of September 30, 2005, all of the issued and outstanding Series B Preferred shares had been converted into common shares.

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

Change in Control

On July 25, 2005, Ashvin Mascarenhas accepted 10,000,000 shares of our Class B, Series 1 Preferred Stock issued (currently Series B Preferred Stock after giving effect to our reincorporation in February 2005) in the name of Randy Betts (the “Preferred Stock”) in consideration of the obligations of Mr. Betts secured under that certain $600,000 Secured Promissory Note dated January 5, 2005, made by Mr. Betts in favor of Mr. Mascarenhas (the “Note”). Mr. Betts originally issued the Note as payment for his purchase of the Preferred Stock from Mr. Mascarenhas and the Note was secured by a Pledge Agreement whereby Mr. Betts pledged and granted a security interest in and to the Preferred Stock until such time as the Note was paid in full. Mr. Betts failed to make any of the payments under the Note resulting in an Event of Default under the Pledge Agreement and giving Mr. Mascarenhas rise to all rights and remedies as a secured party with respect to the Preferred Stock.
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

NOTE 4 - CONTINGENCIES

The Company is involved in litigation alleging the Company’s breach of a contract by delaying its resale of certain Company stock. During the period ended March 31, 2005, the Company reached an agreement (the “Parrish Agreement”) to settle the case for $120,000, payable as follows: $10,000 upon execution of a definitive settlement agreement, and $10,000 per month for eleven months commencing forty-five days after execution of the agreement.

On July 25, 2005, the Company entered into an Assignment and Assumption Agreement ("Assignment Agreement") with Global Material & Services, Inc, ("Global") whereby the Company assigned all the Company's obligations under the Parrish Agreement in exchange for forgiveness of certain demand notes ("Demand Notes") under which the Company lent funds to Global. Global failed to make the monthly payments pursuant to the Assignment Agreement and is in default. Because of Global's default, on September 16, 2005, the plaintiffs filed and were granted the stipulated judgment pursuant to the Parrish Agreement for $200,000. Under the Assignment Agreement the Company credited the Demand Notes in the amounts of three (3) payments of $10,000 in addition to the initial $10,000 payment The Company is reevaluating its position regarding this case.

On or about March 30, 2006, the Company was notified that it was a defendant in a civil lawsuit in the Superior Court of the State of California, County of Los Angeles, Howard Wiess vs. Ashvin Mascarenhas, Inform Worldwide Holdings, et. al. alleging that we and Mr. Mascarenhas made misrepresentations in a security transaction, undisclosed material information by corporate "insiders", sale of securities in violation of qualification requirements, breach of contract and breach of guarantee. The plaintiff has sought compensatory damages in an amount of $319,000 plus interest. The plaintiff has also requested an award of punitive damages in an amount to be proven at the time of trial. Outside counsel indicates that the litigation is in the early stages of discovery and is unable to render their expert opinion. The Company believes it has meritorious defenses and is vigorously defending its positions.

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

On June 30, 2004, we issued 150,000,000 shares of our common stock to Mr. Ashvin Mascarenhas for a purchase price of $100,000. The 150,000,000 shares constituted approximately ninety percent (90%) of the issued and outstanding shares of our common stock. Mr. Mascarenhas acquired our shares for investment purposes. Before this issuance, Mr. Larry Arnold was our controlling stockholder. Mr. Mascarenhas was appointed to our board of directors and was named as our President and Secretary. Our former directors and officers resigned.

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

On July 25, 2005, Ashvin Mascarenhas accepted 10,000,000 shares of our Class B, Series 1 Preferred Stock issued (currently Series B Preferred Stock after giving effect to our reincorporation in February 2005) in the name of  Randy Betts (the “Preferred Stock”) in consideration of the obligations of Mr. Betts secured under that certain $600,000 Secured Promissory Note dated January 5, 2005 made by Mr. Betts in favor of Mr. Mascarenhas (the “Note”). Mr. Betts originally issued the Note as payment for his purchase of the Preferred Stock from Mr. Mascarenhas and the Note was secured by a Pledge Agreement whereby Mr. Betts pledged and granted a security interest in and to the Preferred Stock until such time as the Note was paid in full. Mr. Betts had failed to make any and all payments to Mr. Mascarenhas under the Note resulting in an Event of Default under the Pledge Agreement and giving Mr. Mascarenhas rise to all rights and remedies as a secured party with respect to the Preferred Stock.

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

On or about March 30, 2006, the Company was notified that it was a defendant in a civil lawsuit in the Superior Court of the State of California, County of Los Angeles, Howard Wiess vs. Ashvin Mascarenhas, Inform Worldwide Holdings, et. al. alleging that we and Mr. Mascarenhas made misrepresentations in a security transaction, undisclosed material information by corporate "insiders", sale of securities in violation of qualification requirements, breach of contract and breach of guarantee. The plaintiff has sought compensatory damages in an amount of $319,000 plus interest. The plaintiff has also requested an award of punitive damages in an amount to be proven at the time of trial. Outside counsel indicates that the litigation is in the early stages of discovery and is unable to render their expert opinion. The Company believes it has meritorious defenses and is vigorously defending its positions.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September, 2005, we issued a convertible promissory note with an effective date of July 1, 2004 in an amount of up to $100,000.  The note was issued to our legal counsel in consideration of amounts owing under outstanding legal invoices and in connection with the fee agreement previously executed between us and our legal counsel.  The promissory note is payable upon demand and bears interest at a rate of 1.5 % per month.  In addition, the note is convertible (except for any legal services incurred in connection with "capital raising" transactions) into our common stock at a conversion price of $0.02 per share.  The conversion price is subject to adjustment in the event of a sale of the company and certain other specified changes in ownership.  We agreed to register the shares of common stock underlying the promissory note.  We relied on the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended for the offer and sale of the convertible promissory note.

Effective September 13, 2005 the Company issued 40,000,000 shares of common stock to Investor Relations Services, Inc. ("IRS") pursuant to a consulting agreement (the "Consulting Agreement") valued at $60,000 as a compensatory stock grant. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

As reported in the Company's Form 8-K filed March 22, 2006, effective March 15, 2006 the Company entered into a Rescission Agreement with IRS under which the parties mutually agreed to terminate the Consulting Agreement. IRS did not provide any services to the Company and the Company cancelled the shares to IRS.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the third quarter of our fiscal year.

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

INFORM WORLDWIDE HOLDINGS, INC.

May 21, 2006             /s/ Ashvin Mascarenhas
__________________________________________
Ashvin Mascarenhas
Chairman, President and Secretary