Form 10KSB
period 2006-06-30
INFORM WORLDWIDE HOLDINGS INC
filed 2006-10-05
CIK 1076038

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $448,129 as of October 4, 2006. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 150,000,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 4, 2006, 152,240,644 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format: No.

PART I

Item 1. Description of Business

Our company, Inform Worldwide Holding, Inc., was incorporated as “Anything, Inc.” in August, 1997 as a Colorado corporation. We originally operated Internet storefronts, including AnythingPC.com, AnythingUnix.com, AnythingMac.com, AnythingCoffee.com, Anythingbooks.com and AnyReminder.com, selling Internet computer hardware, coffee retail services, books and providing a free reminder service site with gift sales. We changed our name to Anything Internet Corporation in 1998 and to Inform Worldwide Holdings, Inc. in 2000.

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

On or about March 30, 2006, the Company was notified that it was a defendant in a civil lawsuit in the Superior Court of the State of California, County of Los Angeles, Howard Weiss vs. Ashvin Mascarenhas, Inform Worldwide Holdings, et. al. alleging that we and Mr. Mascarenhas made misrepresentations in a security transaction, undisclosed material information by corporate "insiders", sale of securities in violation of qualification requirements, breach of contract and breach of guarantee. The plaintiff has sought compensatory damages in an amount of $319,000 plus interest. The plaintiff has also requested an award of punitive damages in an amount to be proven at the time of trial. Outside counsel indicates that the litigation has proceeded through a preliminary pleading phase wherein the Company filed a demurrer to the Complaint and Plaintiff responded by filing a First Amended Complaint. Outside counsel also indicated that the potential liability maybe limited to $250,000, without recovery of interest, less potential cross-claims; possibly in the form of indemnification from a third party.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of our fiscal year.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is quoted on the NASDAQ Over-The-Counter Bulletin Board under the symbol “IWWI.OB.” Our common stock began trading on July 15, 1999 with an opening bid price of $4.00 a share. As of year end there were approximately 403 record holders of our common stock.

The following table sets forth the quarterly high and low sale prices of our common stock for each quarter since July 1, 2005 and reflect the actually common stock price taking into account the 1/100 reserve split effective March 1, 2005 and the 1/1,500 reverse split effective August 29, 2005.

	High Sale	Low Sale
Year Ended June 30, 2006	Price	Price
--------------------------------	-------------	------------
First Quarter ended 9/30/05	$3.73	$0.35
Second Quarter ended 12/31/05	$2.20	$0.41
Third Quarter ended 3/31/06	$1.50	$0.60
Fourth Quarter ended 6/30/06	$0.20	$0.15

Year Ended June 30, 2005	Price	Price
--------------------------------	-------------	------------
First Quarter ended 9/30/04	$10,447.76	$2,985.08
Second Quarter ended 12/31/04	$22,388.60	$447.76
Third Quarter ended 3/31/05	$507.46	$59.70
Fourth Quarter ended 6/30/05	$4.03	$0.45

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

Recent Sales of Unregistered Securities

Effective September 13, 2005 the Company issued 40,000,000 shares of common stock to Investor Relations Services, Inc. (IRS) pursuant to a consulting agreement as a compensatory stock grant. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended. Effective March 15, 2006 the Company entered into a Rescission Agreement with IRS under which the parties mutually agreed to terminate the Consulting Agreement. IRS did not provide any services to the Company and the Company cancelled the shares to IRS.

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

On September 13, 2005, the Series B. Preferred Stock was converted to 150,000,000 shares of common stock.

Effective September 13, 2005 the Company issued 40,000,000 shares of common stock to Investor Relations Services, Inc. (IRS) pursuant to a consulting agreement as a compensatory stock grant. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended. Effective March 15, 2006 the Company entered into a Rescission Agreement with IRS under which the parties mutually agreed to terminate the Consulting Agreement. IRS did not provide any services to the Company and the Company cancelled the shares to IRS.

Pursuant to the terms of an Agreement to Convert Series A Preferred Stock dated as of November 22, 2005 by and between Inform Worldwide Holdings, Inc and Larry G. Arnold, on November 22, 2005, Mr. Arnold converted all 700,000 shares of our Series A Preferred Stock held by him into 2,200,000 shares of our common stock.

Plan of Operations

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

 We currently have limited working capital with which to satisfy our cash requirements, and we will require additional capital in order to conduct operations. We anticipate that we will need at least $500,000 in additional working capital in order to sustain operations for the next 12 months. This requirement may increase substantially, depending on the nature and capital requirements of the business opportunities we elect to pursue. In order to obtain the necessary working capital, we intend to continue to seek private equity financing in fiscal 2007. Such financing may not be available to us, when and if needed, on acceptable terms or at all. In the event that we are unable to obtain such financing, management may provide additional financing for us.

We have established our 2005 Employee Stock Incentive Plan in order to attract and retain employees and to provide employees who make significant and extraordinary contributions to our long-term growth and performance with equity-based compensation incentives.

We intend to retain any future earnings to finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes. We currently do not have any plans for the purchase or sale of any plant or equipment. We also do not have any plans to hire any additional employees.

Liquidity and Capital Resources
We have financed our capital requirements through debt financing and issuance of equity securities. Our working capital deficit at June 30, 2006 was $794,106. We had $1,624 cash on hand as of June 30, 2006.

Operating activities provided net cash of $614 for the year ended June 30, 2006 compared to using net cash of $313,557 the year ended June 30, 2005. For the year ended June 30, 2006, the net loss of $93,616 was offset by a $84,062 net increase in accounts payable, accrued expenses and related party payables and a non-cash charge of $7,000 for stock compensation. Net cash used by investing activities were $0 for the year ended June 30, 2006, compared $140,022 for the year ended June 30, 2005. Net cash provided by financing activities were $0 for the year ended June 30, 2006, compared to $450,686 for the year ended June 30, 2005.

For the year ended June 30, 2006, we had a net loss of $93,616 compared to a net loss of $1,718,011 for the year ended June 30, 2005. We instituted certain cost-cutting measures during 2006, resulting in a decrease in general and administrative expenses of $643,850, a decrease in payroll expense of $49,225, and a decrease in stock compensation of $981,263.

Off Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Inform Worldwide Holdings, Inc.

We have audited the accompanying balance sheet of Inform Worldwide Holdings, Inc. as of June 30, 2006, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inform Worldwide Holdings, Inc. as of June 30, 2006, and the results of its operations and cash flows for the years ended June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stark Winter Schenkein & Co., LLP
Denver, Colorado
September 25, 2006

Inform Worldwide Holdings, Inc.
Balance Sheet
June 30, 2006

Assets

Current Assets
Cash	$1,624
Prepaid expenses	1,665

Total current assets	$3,289

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable	$72,145
Accrued expenses	33,154
Related party payables	472,067
Settlement payable	160,000
Line of credit	60,029

Total current liabilities	797,395

Stockholders' (Deficit)
Preferred stock, no par value,
Series A: 1,000,000 shares authorized; zero shares issued
and outstanding	-
Series B: 10,000,000 shares authorized; zero shares issued
and outstanding	-
Undesignated: 489,000,000 shares authorized, zero shares issued
and outstanding	-
Common stock, no par value, 5,000,000,000 shares authorized;
152,240,096 shares issued and outstanding	11,016,430
Accumulated (deficit)	(11,810,536)

(794,106)

Total liabilities and stockholders' (deficit)	$3,289

See notes to the financial statements

Inform Worldwide Holdings, Inc.
Statements of Operations

	For the Years Ended
	June 30,
	2006	2005

Revenues	$-	$-

Operating Expenses
General and administrative expenses	80,943	724,793
Payroll expense	-	49,225
Compensation expense from common stock
and stock options issued	7,000	988,263

Total operating expenses	87,943	1,762,281

(Loss) from operations	(87,943)	(1,762,281)

Other Income (Expense)
Interest expense	(5,673)	(22,166)
Litigation settlement	-	(200,000)
Loss on extinguishment of accounts payable	-	(37,754)
Loss on uncollectible notes receivable	-	(120,022)
Gain from debt forgiveness	-	424,212

Total other income (expense)	(5,673)	44,270

Net (loss)	$(93,616)	$(1,718,011)

Basic and diluted net (loss) per common share	$(0.00)	$(97.95)

Weighted average common shares outstanding	140,597,033	17,540

See notes to the financial statements

Inform Worldwide Holdings, Inc.
Statements of Cash Flows

	For the Years Ended
	June 30,
	2006	2005

Cash flows from operating activities
Net (loss)	$(93,616)	$(1,718,011)
Adjustments to reconcile net (loss) to net cash (used by)
operating activities
Litigation settlement	-	200,000
Loss on uncollectible notes receivable	-	120,022
Gain from debt forgiveness	-	(424,212)
Loss of extinguishment of accounts payable	-	37,754
Compensation expense from common stock
and stock options issued	7,000	988,263
Accrued interest on line of credit	4,833	22,163
Changes in operating assets and liabilities:
Increase in prepaid expenses	(1,665)
Increase in accounts payable	26,960	254,911
Increase (decrease) in accrued expenses	(13,000)	31,154
Proceeds from related party payables	70,102	174,399

Net cash provided by (used by) operating activities	614	(313,557)

Cash flows from investing activities
Advances on notes receivable	-	(140,022)

Net cash (used by) investing activities	-	(140,022)

Cash flows from financing activities
Proceeds from issuance of common stock	-	470,686
Payment on litigation settlement	-	(20,000)

Net cash provided by financing activities	-	450,686

Net increase (decrease) in cash	614	(2,893)

Cash at beginning of year	1,010	3,903

Cash at end of year	$1,624	$1,010

Supplemental cash flow information:
Cash paid for interest expense	$-	$4
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of preferred stock into common stock	$1,271,632	$-
Conversion of accounts payable to related party payable	$-	$261,415

See notes to the financial statements

INFORM WORLDWIDE HOLDINGS, INC.
Statements of Stockholders' (Deficit)
For the Years Ended June 30, 2006 and 2005

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional	Deferred	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Compen-sation	(Deficit)	(Deficit)

Balance at June 30, 2004	-	$-	-	$-	1,105	$8,345,001	$-	$-	$(9,998,909)	$(1,653,908)

Stock issued in exchange for debt	700,000	1,171,632	-	-	-	-	-	-	-	1,171,632

Stock exchanged	-	-	10,000,000	100,000	(1,000)	(100,000)	-	-	-	-

Exercise of stock options	-	-	-	-	10,597	470,686	-	-	-	470,686

Stock issued for services	-	-	-	-	29,381	988,263	-	-	-	988,263

Contribution of capital	-	-	-	-	-	-	33,848	-	-	33,848

Net (loss)	-	-	-	-	-	-	-	-	(1,718,011)	(1,718,011)

Balance at June 30, 2005	700,000	1,171,632	10,000,000	100,000	40,083	9,703,950	33,848	-	(11,716,920)	(707,490)

Issuance of fractional shares	-	-	-	-	13	-	-	-	-	-

Stock issued for services	-	-	-	-	40,000,000	60,000	-	(60,000)	-	-

Conversion of Series A Preferred Stock	(700,000)	(1,171,632)	-	-	2,200,000	1,171,632	-	-	-	-

Conversion of Series B Preferred Stock	-	-	(10,000,000)	(100,000)	150,000,000	100,000	-	-	-	-

Amortization of deferred compensation	-	-	-	-	-	-	-	7,000	-	7,000

Cancellation of shares	-	-	-	-	(40,000,000)	(19,152)	(33,848)	53,000	-	-

Net (loss)	-	-	-	-	-	-	-		(93,616)	(93,616)

Balance at June 30, 2006	-	$-	-	$-	152,240,096	$11,016,430	$-	$-	$(11,810,536)	$(794,106)

INFORM WORLDWIDE HOLDINGS, INC.
Notes to Financial Statements
June 30, 2006

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reincorporation

The Company was originally incorporated in the State of Colorado in August, 1977. On January 14, 2005, the Company’s board of directors approved the reincorporation of the Company from Colorado to Florida. The reincorporation was approved by the stockholders at a Special Shareholder’s Meeting held on February 21, 2005.

In February 2005, the stockholders approved a plan of merger wherein the Colorado corporation was merged into the Florida corporation. Authorized shares were increased from 250,000,000 to 5,500,000,000, and the shares of the Colorado corporation were converted to shares of the Florida corporation.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $93,616 during the year ended June 30, 2006 and has an accumulated deficit of $11,810,536. As of June 30, 2006, the Company’s current liabilities exceeded its current assets by $794,106. Those conditions, together with those described above, raise substantial doubt about the Company’s ability to continue as a going concern. Management is developing plans for reduction of its operating expenses and looking for potential acquisition or merger candidates. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Fair Value of Financial Instruments

The Company has determined that the fair value of its financial instruments approximates carrying value. The carrying amounts of cash, prepaid expenses, payables and other current liabilities approximate fair value due to the short-term maturity of the instruments.

INFORM WORLDWIDE HOLDINGS, INC.
Notes to Financial Statements
June 30, 2006

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-based Payment”. SFAS 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123 (R) replaces SFAS 123, Accounting for Stock-Based Compensation and supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees." This guidance is effective as of the first annual reporting period after December 15, 2005 for Small Business filers. The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our financial statements.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.107 (SAB 107) which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123(R)'s implementation challenges for registrants and enhance the information investors receive.

In August 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our financial statements.

 INFORM WORLDWIDE HOLDINGS, INC.
Notes to Financial Statements
June 30, 2006

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments.” This Statement amends FASB SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement:

a.	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation
b.	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133
c.
Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

d.	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives
e.
Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our financial statements.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

 INFORM WORLDWIDE HOLDINGS, INC.
Notes to Financial Statements
June 30, 2006

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

3.	Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.
4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

On September 30, 2004, the Company issued a non-interest bearing demand note with the Company’s majority stockholder totaling $174,399 for repayment of expenses made on behalf of the Company.

Certain administrative functions are performed by a company owned by the majority shareholder. During the years ended June 30, 2006 and 2005, amounts due to the related company were $297,668 and $214,884 respectively. Amounts charged for the years ended June 30, 2006 and 2005 were $82,784 and $214,884 respectively.

NOTE 3 - NOTES RECEIVABLE

During 2005, the Company advanced $140,022 to a third party in exchange for demand notes with interest at 6% per annum. At June 30, 2005, these notes were written down to their estimated realizable value, resulting in a loss of $120,022. The balance of $20,000 was recognized during the year ended June 30, 2006.

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

INFORM WORLDWIDE HOLDINGS, INC.
Notes to Financial Statements
June 30, 2006

Accounts Payable	$199,195
Accrued Expenses	216,996

Total	$416,191

The Company recorded $424,212 in debt forgiveness income for the year ended June 30, 2005, as a result of this dissolution.

NOTE 5 - LINE OF CREDIT

The Company has a $50,000 line of credit with a bank. Payments are due on the 15th of each month and interest accrues at the rate of 13.88% per annum. The line of credit is personally guaranteed by a former officer of the Company. At June 30, 2006 and 2005, the Company was in default in the payment of certain amounts due under the line of credit.

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

Series A Preferred Stock

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

INFORM WORLDWIDE HOLDINGS, INC.
Notes to Financial Statements
June 30, 2006

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

On September 13, 2005, all 10,000,000 shares of Series B Preferred Stock were converted into 150,000,000 shares of common stock.

Common Stock

For the year ended June 30, 2005, the Company issued 16,682 shares of common stock valued at $845,836 to pay for consultants and 12,699 shares of common stock valued at $59,365 to pay for legal fees. In addition, the Company granted 10,597 options to employees that were all exercised during the year for cash proceeds of $470,686.

On September 13, 2005, the Company issued 40,000,000 shares of common stock to Investor Relations Services, Inc. pursuant to a consulting agreement valued at $60,000 as a compensatory stock grant. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended. On March 15, 2006, the consulting agreement was rescinded, and the 40,000,000 shares of common stock were cancelled.

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

INFORM WORLDWIDE HOLDINGS, INC.
Notes to Financial Statements
June 30, 2006

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

During the year ended June 30, 2005, the Company issued 10,597 non-qualified options to employees valued at $553,664 using the Black-Scholes option-pricing model with the following assumptions: volatility of 326.93% (for the quarter ended December 31, 2004) and 366.33% (for the quarter ended March 31, 2005), a risk-free rate of 4%, zero dividend payments, and a life of five years. All options were granted with an exercise price of 85% of market value. As such, the Company recognized the “in the money portion” of $83,062 as compensation expense. Had compensation cost for the Company’s options issued been determined on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123(R), the Company’s net loss for the year ended June 30, 2005 would have been $2,188,613 and net loss per common share would have been $0.12.

There were no options issued during the year ended June 30, 2006. At June 30, 2006, the Company has options outstanding for 15.41 shares at a weighted average exercise price of $48,000. The options expire at various dates through May 27, 2012.

Summary

A summary of the status of the Company’s stock options as of June 30, 2006:

Options	Shares	Weighted Average Exercise Price	Exercisable Options	Weighted Average Fair Value
Outstanding at June 30, 2005	15.41	$48,000	15.41	$-

Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/Expired	-	-

Outstanding at June 30, 2006	15.41	$48,000	15.41

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

INFORM WORLDWIDE HOLDINGS, INC.
Notes to Financial Statements
June 30, 2006

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

Reverse Stock Splits

On March 1, 2005, the Company approved a 1 for 100 reverse stock split. The reverse split became effective the same day. All references to common stock and per share data have been retroactively restated to show the effect of the reverse stock split.

On August 9, 2005, the Company approved a 1 for 1,500 reverse stock split. The reverse split became effective August 29, 2005. All references to common stock and per share data have been retroactively restated to show the effect of the reverse stock split. The Company’s transfer agent issued thirteen “rounding” shares related to the reverse split.

NOTE 7 - INCOME TAXES

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

F-13

INFORM WORLDWIDE HOLDINGS, INC.
Notes to Financial Statements
June 30, 2006

As of June 30, 2006, the Company has net operating loss (NOL) carryforwards of approximately $94,000, which expire in 2026. The Company has recorded a valuation allowance of $32,000 for the year ended June 30, 2006.

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

On July 25, 2005, the Company entered into an Assignment and Assumption Agreement ("Assignment Agreement") with Global Material & Services, Inc, ("Global") whereby the Company assigned all the Company's obligations under the Parrish Agreement in exchange for forgiveness of certain demand notes ("Demand Notes") under which the Company lent funds to Global. Global failed to make the monthly payments pursuant to the Assignment Agreement and is in default. Because of Global's default, on September 16, 2005, the plaintiffs filed and were granted the stipulated judgment pursuant to the Parrish Agreement for $200,000. Under the Assignment Agreement, the Company credited the Demand Notes in the amount of three payment of $10,000 in addition to the initial payment of $10,000. The Company is reevaluating its position regarding this case.

On or about March 30, 2006, the Company was notified that it was a defendant in a civil lawsuit in the Superior Court of the State of California, County of Los Angeles, Howard Wiess vs. Ashvin Mascarenhas, Inform Worldwide Holdings, et. al. alleging that the Company and Mr. Mascarenhas made misrepresentations in a security transaction, failed to disclose material information by corporate "insiders", sale of securities in violation of qualification requirements, breach of contract and breach of guarantee. The plaintiff has sought compensatory damages in an amount of $319,000 plus interest. The plaintiff has also requested an award of punitive damages in an amount to be proven at the time of trial. Outside counsel indicates that the litigation has proceeded through a preliminary pleading phase wherein the Company filed a demurrer to the Complaint and Plaintiff responded by filing a First Amended Complaint. Outside counsel also indicated that the potential liability may be limited to $250,000, without recovery of interest, less potential cross-claims; possibly in the form of indemnification from a third party.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures.
Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation performed as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure and controls and procedures as of June 30, 2006 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 8B. Other Information.

None

PART III

Item 9.	Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

Executive Officer and Directors

Our executive officers and directors, the positions held by them, and their ages are as follows:

Name   Age  Position

Ashvin Mascarenhas  37  Chairman of the Board of Directors, President and Secretary

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended June 30, 2006, all Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Item 10. Executive Compensation

The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended June 30, 2006, 2005, and 2004.

	Annual Compensation				Long-Term Compensation
						Common Shares
						Underlying	All
					Restricted	Options	Other
				Other Annual	Stock	Granted	Compen
Name and Position	Year	Salary	Bonus	Compensation	Awards ($)	(# Shares)	-sation

Ashvin Masacrenhas	2006	-0-	-0-	N/A	N/A	N/A	N/A
President, Secretary and Director	2005	-0-	-0-	N/A	N/A	N/A	N/A

Randy Betts	2005	-0-	-0-	N/A	N/A	N/A	N/A
Former President, Secretary and Director Resigned as Officer July 25, 2005 Resigned as Director September 8, 2005

James Wheeler	2005	-0-	-0-	N/A	N/A	N/A	N/A
Former Director

Anthony Clanton	2004	-0-	-0-	$ 10,000	-0-	------	-0-
Former Director Resigned June 30, 2004,

Larry G. Arnold	2004	-0-	-0-	-0-	-0-	------	-0-
Former CEO Resigned January 2003

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of year end by the following persons:

•འའ	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
•འའ	each of our directors and executive officers; and
•འའ	all of our directors and executive officers as a group.

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned

Ashvin Mascarenhas(1)(2)	150,000,000	98.5%
Loyola Holdings, Inc.(1)(2)	100,000,000	65.7%
Ambrose Venture Fund, LLC (1)(2)	20,000,000	13.1%
All directors and officers as a group	120,000,000	98.5%

(1) Unless otherwise noted, the address is 2501 North Green Valley Parkway, Suite 110, Henderson, NV 89014.

(2) Mr. Mascarenhas converted all of the 10,000,000 shares of Series B Preferred Stock held by him on September 1, 2005 into 150,000,000 shares of common stock. Subsequently, Mr. Mascarenhas transferred 120,000,000 shares to two entities controlled by him as follows: (i) 100,000,000 to Loyola Holdings and 20,000,000 shares to Ambrose Ventures Fund, LLC.

The table above assumes that there are 152,240,644 common shares issued and outstanding. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this report and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this report.

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

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected Stark Winter Schenkein & Co., LLP, independent accountants, as our auditors for the years ended June 30, 2006 and 2005.

Audit Fees

Stark Winter Schenkein & Co., LLP, billed us $18,150 in fees for our interim reviews and annual audit for the year ended June 30, 2006.

Audit-Related Fees

We did not pay any fees to Stark Winter Schenkein & Co., LLP for assurance and related services that are not reported under Audit Fees above in 2006.

Tax and All Other Fees

We did not pay any fees to Stark Winter Schenkein & Co., LLP for tax compliance, tax advice, tax planning or other work during our fiscal year ending June 30, 2006.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Stark Winter Schenkein & Co., LLP and the estimated fees related to these services.

With respect to the audit of our financial statements as of June 30, 2006 and for the year then ended, none of the hours expended on Stark Winter Schenkein & Co., LLP ‘s engagement to audit those financial statements were attributed to work by persons other than Stark Winter Schenkein & Co., LLP’s full-time, permanent employees.

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

INFORM WORLDWIDE HOLDINGS, INC.

By: /s/ Ashvin Mascarenhas
Ashvin Mascarenhas, Chairman, President and Secretary

Signatures                    Title                      Date
/s/ Ashvin Mascarenhas       Chairman of the Board, President,      October 4, 2006
Ashvin Mascarenhas       and Secretary