Form 10QSB
period 2006-09-30
INFORM WORLDWIDE HOLDINGS INC
filed 2006-11-16
CIK 1076038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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
Yes X  No___

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 6, 2006, there were 152,240,644 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes   No   X

PART 1: FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Inform Worldwide Holdings, Inc.
Balance Sheets

(Unaudited)
September 30,
2006
Assets
Current Assets
Cash	$339

Liabilities and Stockholders' (Deficit)
Current Liabilities
Accounts payable	$70,819
Accrued expenses	33,154
Related party payables	472,067
Settlement payable	160,000
Line of credit	61,237

Total current liabilities	797,277

Stockholders' (Deficit)
Preferred Stock, no par value,
Series A: 1,000,000 authorized, zero shares issues and outstanding	-
Series B: 10,000,000 authorized, zero shares issued and outstanding	-
Undesignated: 489,000,000 authorized, zero shares issued and outstanding	-
Common Stock, no par value, 5,000,000,000 shares authorized,
152,240,644 shares issued and outstanding	11,016,430
Accumulated (Deficit)	(11,813,368)

Total Stockholders' (Deficit)	(796,938)

Total Liabilities and Stockholders' (Deficit)	$339

See notes to Financial Statements. F-1

Inform Worldwide Holdings, Inc.
Statements of Operations
(Unaudited)
	Three Months Ended
	September 30,
	2006	2005

Revenues	$-	$-

Operating Expenses	(2,006)	(2,005)
General and administrative expenses	1,624	11,852

(Loss) from operations	(1,624)	(11,852)

Other Income (expense)
Interest expense	(1,208)	(2,049)

Net (loss)	$(2,832)	$(13,901)

Basic and diluted net (loss) per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	152,240,644	29,387,913

See notes to Financial Statements. F-2

Inform Worldwide Holdings, Inc.
Statements of Cash Flows
(Unaudited)
	Three Months Ended
	September 30,
	2006	2005

Operating Activities
Net cash provided by (used in) operating activities	$(1,285)	$3,995

Investing Activities
Net cash provided by (used in) investing activities	-	-

Financing Activities
Net cash provided by (used in) financing activities	-	-

Net increase (decrease) in cash	(1,285)	3,995

Cash at beginning of period	1,624	1,010

Cash at end of period	$339	$5,005

Supplemental disclosures of cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

See notes to Financial Statements. F-3

Inform Worldwide Holdings, Inc.
Notes to Financial Statements
September 30, 2006
(Unaudited)

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements include the accounts of Inform Worldwide Holdings, Inc. and have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with Form 10-KSB for the year ended June 30, 2006 of Inform Worldwide Holdings, Inc. (the “Company”).

The interim financial statements present the condensed balance sheet, statements of operations and cash flows of Inform Worldwide Holdings, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2006 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $2,832 during the three months ended September 30, 2006, and has an accumulated deficit of $11,813,368. As of September 30, 2006, the Company’s current liabilities exceeded its current assets by $796,938. Those conditions, together with those described above, raise substantial doubt about the Company’s ability to continue as a going concern. Management is looking for potential acquisition or merger candidates. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 2 - LINE OF CREDIT

The Company has a $50,000 line of credit with a bank. Payments are due on the 15th of each month and interest accrues at the rate of 13.88% per annum. The line of credit is personally guaranteed by a former officer of the Company. At September 30, 2006, the Company was in default in the payment of certain amounts due under the line of credit.

F-4

Inform Worldwide Holdings, Inc.
Notes to Financial Statements
September 30, 2006
(Unaudited)

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

F-5

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATIONS

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

General

We currently have limited working capital with which to satisfy our cash requirements, and we will require additional capital in order to conduct operations. We anticipate that we will need at least $500,000 in additional working capital in order to sustain operations for the next 12 months. These funds will be used for operating expenses and funding of the joint venture as discussed in Part II, Item 5 hereinbelow. This requirement may increase substantially, depending on the nature and capital requirements of the business opportunities we elect to pursue. In the next twelve months, we do not intend to hire any new employees.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation performed as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure and controls and procedures as of September 30, 2006 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the first quarter of our fiscal year.

ITEM 5 - OTHER INFORMATION

As reported on the Company's Form 8-K filed November 13, 2006, effective November 7, 2006, the Company entered into a Joint Venture Agreement, with Soam Energy, LLC, ("Soam"), an affiliate of the Company, whereby the Company has agreed to provide operating capital to Soam to develop and exploit the "Banning 1" lease held by Soam which is located in Westmoreland County, Pennsylvania. It is estimated that the Banning 1 lease contains more than six million tons of surface coal.   The Company will receive one hundred percent of the net production revenue until the Company is repaid its capital, after which the Company will receive fifty percent net production revenue from the exploitation of the Banning 1 lease.

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

INFORM WORLDWIDE HOLDINGS, INC.

November 13, 2006      /s/ Ashvin Mascarenhas
__________________________________________
Ashvin Mascarenhas
Chairman, President and Secretary