Form 10QSB
period 2006-12-31
INFORM WORLDWIDE HOLDINGS INC
filed 2007-02-16
CIK 1076038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB
(Mark One)

XX	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2006

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
Yes X  No___

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 12, 2007, there were 42,240,644 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes   No   X

PART 1: FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Inform Worldwide Holdings, Inc.
Balance Sheet

(Unaudited)
December 31,
2006
Assets
Current Assets
Cash	$22

Liabilites and Stockholders' (Deficit)
Current Liabilities
Accounts payable	$85,657
Accrued expenses	33,154
Related party payables	481,837
Settlement payable	160,000
Line of credit	62,445

Total current liabilities	823,093

Stockholders' (Deficit)
Preferred stock, no par value,
Series A: 1,000,000 authorized, zero shares issued and outstanding	-
Series B: 10,000,000 authorized, zero shares issued and outstanding	-
Undesignated: 489,000,000 authorized, zero issued and outstanding	-
Preferred Stock Payable	73,333
Common Stock, no par value, 5,000,000,000 shares authorized,
42,240,644 shares issued and outstanding	10,943,097
Accumulated (deficit)	(11,839,501)

Total stockholders' (deficit)	(823,071)

Total Liabilities and Stockholders' (Deficit)	$22

See notes to Financial Statements.
F-1

Inform Worldwide Holdings, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative expenses	24,925	33,181	26,549	45,033

(Loss) from operations	(24,925)	(33,181)	(26,549)	(45,033)

Other income/(expense)
Interest	(1,208)	(1,208)	(2,416)	(3,257)

Net (loss)	$(26,133)	$(34,389)	$(28,965)	$(48,290)

Basic and diluted net (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	146,262,383	190,781,400	149,251,514	113,997,700

See notes to Financial Statements.
F-2

Inform Worldwide Holdings, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2006	2005

Operating Activities
Net cash provided by/(used in) operating activities	$(1,602)	$488

Investing Activities
Net cash used by/(used in) investing activities	-	-

Net increase/(decrease) in cash	(1,602)	488

Cash at beginning of period	1,624	1,010

Cash at end of period	$22	$1,498

Supplemental disclosures of
cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

See notes to Financial Statements.
F-3

Inform Worldwide Holdings, Inc.
Notes to Financial Statements
December 31, 2006
(Unaudited)

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements include the accounts of Inform Worldwide Holdings, Inc. and have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with Form 10-KSB as of and for the year ended June 30, 2006 of Inform Worldwide Holdings, Inc. (the “Company”).

The interim financial statements present the condensed balance sheet, statements of operations and cash flows of Inform Worldwide Holdings, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2006 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $28,965 during the six months ended December 31, 2006, and has an accumulated deficit of $11,839,501. As of December 31, 2006, the Company’s current liabilities exceeded its current assets by $823,071. Those conditions, together with those described above, raise substantial doubt about the Company’s ability to continue as a going concern. Management is looking for potential acquisition or merger candidates. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Inform Worldwide Holdings, Inc.
Notes to Financial Statements
December 31, 2006
(Unaudited)

NOTE 2 - LINE OF CREDIT

The Company has a $50,000 line of credit with a bank. Payments are due on the 15th of each month and interest accrues at the rate of 13.88% per annum. The line of credit is personally guaranteed by a former officer of the Company. At December 31, 2006, the Company was in default in the payment of certain amounts due under the line of credit.

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

On or about March 30, 2006, the Company was notified that it was a defendant in a civil lawsuit in the Superior Court of the State of California, County of Los Angeles, Howard Weiss vs. Ashvin Mascarenhas, Inform Worldwide Holdings, et. al. alleging that we and Mr. Mascarenhas made misrepresentations in a security transaction, failed to disclose material information by corporate "insiders", sale of securities in violation of qualification requirements, breach of contract and breach of guarantee. The plaintiff has sought compensatory damages in an amount of $319,000 plus interest. The plaintiff has also requested an award of punitive damages in an amount to be proven at the time of trial. Outside counsel indicates that the litigation has proceeded through a preliminary pleading phase wherein the Company filed a demurrer to the Complaint and Plaintiff responded by filing a First Amended Complaint. Outside counsel also indicated that the potential liability may be limited to $250,000, without recovery of interest, less potential cross-claims; possibly in the form of indemnification from a third party. On December 28, 2006, the plaintiff and the Company, Mr. Mascarenhas and certain affiliates of the Company entered into a settlement agreement whereby a Dismissal with prejudice has been approved by the Court. Mr. Mascarenhas agreed to pay and has paid the plaintiff $325,000 and delivered 10,000 shares of the

Company’s restricted common stock. The Company has agreed to grant “piggyback” registration rights to the 10,000 shares. The parties also agreed to mutually release each other from all claims.

NOTE 5 - Subsequent Events

January 16, 2007, the Company and its principal shareholder entered into an agreement to restructure the capitalization of the Company. The principal shareholder, which held, directly or indirectly, 150 million restricted shares of the Company's common stock has surrendered 110 million shares which have been cancelled. The Company has issued to the principal shareholder 11 million shares of newly designated convertible Series C Preferred Stock, no par value (“Preferred Stock”). Each share of Preferred Stock is convertible into ten (10) shares of the Company’s common stock at any time after March 31, 2007 at the option of the holder. Holders of the Preferred Stock shall be entitled to receive dividends or other distributions with the holders of the Company’s common stock on an as converted basis when, as, and if declared by the Company’s board of directors. In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the assets of the Corporation available for distribution to its stockholders shall be distributed to all holders of Preferred Stock on an as converted basis and pro rata with the holders of common stock. The holders of Preferred Stock and the holders of the Company’s common stock shall be entitled to notice of any stockholders’ meeting and to vote as a single class upon any matter submitted to the stockholders for a vote as follows: (i) the holders of Preferred Stock shall be entitled to the number of votes equal to the largest number of full shares of Common Stock into which all shares of Preferred Stock held of record by such holder could then be converted at the record date for the determination of the stockholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of stockholders is first executed.

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

General

For the three and six month periods ended December 31, 2006, and for the same periods in 2005 the Company did not generated any revenue. On December 31, 2006, the Company had current assets of $22 compared to current assets of $3,289 as of June 30, 2006. The Company recorded operating losses of $24,925 and $26,549 for the three and six month periods ended December 31, 2006, compared to losses of $33,181 and $45,033 for the comparable periods in the year 2005. The Company recorded net loss of $26,133 and $28,965 for the three and six month periods ended December 31, 2006, as compared to net loss of $34,389 and $48,920 for the comparable periods in 2005.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation performed as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure and controls and procedures as of December 31, 2006, were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

On or about March 30, 2006, the Company was notified that it was a defendant in a civil lawsuit in the Superior Court of the State of California, County of Los Angeles, Howard Weiss vs. Ashvin Mascarenhas, Inform Worldwide Holdings, et. al. alleging that we and Mr. Mascarenhas made misrepresentations in a security transaction, undisclosed material information by corporate "insiders", sale of securities in violation of qualification requirements, breach of contract and breach of guarantee. The plaintiff has sought compensatory damages in an amount of $319,000 plus interest. The plaintiff has also requested an award of punitive damages in an amount to be proven at the time of trial. Outside counsel indicates that the litigation has proceeded through a preliminary pleading phase wherein the Company filed a demurrer to the Complaint and Plaintiff responded by filing a First Amended Complaint. Outside counsel also indicated that the potential liability maybe limited to $250,000, without recovery of interest, less potential cross-claims; possibly in the form of indemnification from a third party. On December 28, 2006, the plaintiff and the Company, Mr. Mascarenhas and certain affiliates of the Company entered into a settlement agreement whereby a Dismissal with prejudice has been approved by the Court. Mr. Mascarenhas agreed to pay and has paid the plaintiff $325,000 and delivered 10,000 shares of the Company’s restricted common stock. The Company has agreed to grant “piggyback” registration rights to the 10,000 shares. The parties also agreed to mutually release each other from all claims.

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

As reported on the Company's Form 8-K filed January 17, 2007, effective January 16, 2007 the Company and its principal shareholder entered into an agreement to restructure the capitalization of the Company. The principal shareholder, which held, directly or indirectly, 150 million restricted shares of the Company's common stock has surrendered 110 million shares which have been cancelled. The Company has issued to the principal shareholder 11 million shares of newly designated convertible Series C Preferred Stock, no par value (“Preferred Stock”). Each share of Preferred Stock is convertible into ten (10) shares of the Company’s common stock at any time after March 31, 2007 at the option of the holder. Holders of the Preferred Stock shall be entitled to receive dividends or other distributions with the holders of the Company’s common stock on an as converted basis when, as, and if declared by the Company’s board of directors. In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the assets of the Corporation available for distribution to its stockholders shall be distributed to all holders of Preferred Stock on an as converted basis and pro rata with the holders of common stock. The holders of Preferred Stock and the holders of the Company’s common stock shall be entitled to notice of any stockholders’ meeting and to vote as a single class upon any matter submitted to the stockholders for a vote as follows: (i) the holders of Preferred Stock shall be entitled to the number of votes equal to the largest number of full shares of Common Stock into which all shares of Preferred Stock held of record by such holder could then be converted at the record date for the determination of the stockholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of stockholders is first executed.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing
3.1	Articles of Incorporation.	Incorporated by reference herein. (1)
3.2	Bylaws.	Incorporated by reference herein. (1)
31	Certification of Ashvin Mascarenhas pursuant to Rule 13a-14(a)	Filed electronically herewith.
32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed electronically herewith.

(1)	Filed as an appendix to the Company’s Preliminary Proxy Statement on Form 14C (File No. 000-29994).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFORM WORLDWIDE HOLDINGS, INC.

February 14, 2007            /s/ Ashvin Mascarenhas
__________________________________________
Ashvin Mascarenhas
Chairman, President and Secretary