Form 10QSB
period 2007-03-31
INFORM WORLDWIDE HOLDINGS INC
filed 2007-05-18
CIK 1076038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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
Yes X  No___

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 8, 2007, there were 42,240,644 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes   No   X

ITEM 1 - FINANCIAL STATEMENTS

Inform Worldwide Holdings, Inc.
Consolidated Balance Sheets

	(Unaudited) March 31,	June 30,
	2007	2006
Assets
Current Assets
Cash	$169	$1,624
Prepaid expenses	-	1,665
Total current assets	169	3,289
Total Assets	$169	$3,289

Liabilities and Stockholders' (Deficit)
Current Liabilities
Accounts payable	$78,489	$72,145
Accrued expenses	33,154	33,154
Related party payables	505,927	472,067
Settlement payable	160,000	160,000
Line of credit	63,654	60,029
Total current liabilities	841,224	797,395

Stockholders' (Deficit)
Preferred stock, no par value,
Series A: 1,000,000 authorized, zero shares issued and outstanding	-	-
Series B: 10,000,000 authorized, zero shares issued and outstanding	-	-
Series C 11,000,000 authorized, 11,000,000 shares and zero shares	73,333	-
issued and outstanding, respectively
Undesignated: 478,000,000 authorized, zero issued and outstanding	-	-
Common Stock, no par value, 5,000,000,000 shares authorized,
42,240,096 and 152,240,096 shares issued and outstanding, respectively	10,943,097	11,016,430
Accumulated (deficit)	(11,857,485)	(11,810,536)
Total stockholders' (deficit)	(841,055)	(794,106)
Total Liabilities and Stockholders' (Deficit)	$169	$3,289

See notes to Financial Statements.

Inform Worldwide Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative expenses	17,420	29,033	43,324	70,066
Compensation expense from common stock
and stock options issued	-	3,000	-	7,000
Total operating expenses	17,420	32,033	43,324	77,066
(Loss) from operations	(17,420)	(32,033)	(43,324)	(77,066)
Other income/(expense)
Interest	(1,208)	(1,208)	(3,625)	(4,465)

Total other income/(expense)	(1,208)	(1,208)	(3,625)	(4,465)
Net (loss)	$(18,628)	$(33,241)	$(46,949)	$(81,531)
Basic and diluted net (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding	42,240,096	152,240,644	114,101,958	137,361,991

See notes to Financial Statements.

Inform Worldwide Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	March 31,
	2007	2006
Operating Activities
Net cash (used in) operating activities	$(1,045)	$(54,173)
Investing Activities
Net cash (used in) investing activities	-	-
Financing Activities
Proceeds from notes payable - related party	-	49,601
Proceeds from notes payable	-	3,625
Net cash provided by financing activities	-	53,226
Net (decrease) in cash	(1,455)	(947)

Cash at beginning of period	1,624	1,010
Cash at end of period	$169	$63
Supplemental disclosures of
cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to Financial Statements.

Inform Worldwide Holdings, Inc.
Notes to Financial Statements
March 31, 2007
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

The interim financial information is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2007 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $46,949 during the three months ended March 31, 2007, and has an accumulated deficit of $11,857,485. As of March 31, 2007, the Company’s current liabilities exceeded its current assets by $841,055. Those conditions, together with those described above, raise substantial doubt about the Company’s ability to continue as a going concern. Management is looking for potential acquisition or merger candidates. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Inform Worldwide Holdings, Inc.
Notes to Financial Statements
March 31, 2007
(Unaudited)

NOTE 2 - LINE OF CREDIT

The Company has a $50,000 line of credit with a bank. Payments are due on the 15th of each month and interest accrues at the rate of 13.88% per annum. The line of credit is personally guaranteed by a former officer of the Company. At March 31, 2007, the Company was in default in the payment of certain amounts due under the line of credit.

NOTE 3 - STOCKHOLDERS’ (DEFICIT)

The Company is authorized by its Articles of Incorporation, as amended, to issue an aggregate of 5,000,000,000 shares of common stock, no par value, (“Common Stock”); and 500,000,000 shares of preferred stock, no par value (“Preferred Stock”), of which 1,000,000 shares have been designated series A preferred stock (“Series A Preferred Stock”), 10,000,000 shares have been designated series B preferred stock (“Series B Preferred Stock) and 11,000,000 shares have been designated Series C Preferred Stock (“Series C Preferred Stock”). The remaining preferred stock is undesignated.

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

NOTE 5 - Series C Preferred Stock Issuance

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

NOTE 6 - SUBSEQUENT EVENTS

On May 15, 2007, Ashvin Mascarenhas and the Company entered into a four year renewable Employment Agreement. Mr. Mascarenhas will serve as Chief Executive Office.  The agreement provides for a monthly base salary and performance incentives. Mr. Mascarenhas will also receive stock options upon the adoption by the company of an Employee Stock Option Plan. The Employment Agreement may be terminated with or without cause by the Company or Mr. Mascarenhas as provided therein

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATIONS

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

General

For the three and nine month periods ended March 31, 2007, and for the same periods in 2006 the Company did not generated any revenue. On March 31, 2007, the Company had current assets of $169 compared to current assets of $3,289 as of June 30, 2006. The Company recorded operating losses of $17,420 and $43,324 for the three and nine month periods ended March 31, 2007, compared to losses of $32,033 and $77,066 for the comparable periods in the prior fiscal year. The Company recorded net loss of $18,628 and $46,949 for the three and nine month periods ended March 31, 2007, as compared to net loss of $33,241 and $81,531 for the comparable periods in the prior fiscal year.

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

Our principal executive offices are located at 2501 North Green Valley Parkway, #110, Henderson, Nevada 89014, and our telephone number is (702) 317-2300. Our website can be found at www.InformWorldwideHoldings.com.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation performed as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure and controls and procedures as of March 31, 2007, were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

On May 15, 2007, Ashvin Mascarenhas and the Company entered into a four year renewable Employment Agreement. Mr. Mascarenhas will serve as Chief Executive Office.  The agreement provides for a monthly base salary and performance incentives. Mr. Mascarenhas will also receive stock options upon the adoption by the company of an Employee Stock Option Plan. The Employment Agreement may be terminated with or without cause by the Company or Mr. Mascarenhas as provided therein

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing
3.1	Articles of Incorporation.	Incorporated by reference herein. (1)
3.2	Bylaws.	Incorporated by reference herein. (1)
10	Employment Agreement between Company and Ashvin Mascarenhas	Filed electronically herewith.
31	Certification of Ashvin Mascarenhas pursuant to Rule 13a-14(a)	Filed electronically herewith.
32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed electronically herewith.

(1)	Filed as an appendix to the Company’s Preliminary Proxy Statement on Form 14C (File No. 000-29994).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFORM WORLDWIDE HOLDINGS, INC.

    May 18, 2007         /s/ Ashvin Mascarenhas
__________________________________________
Ashvin Mascarenhas
Chairman, President and Secretary