Form 10KSB
period 2007-06-30
INFORM WORLDWIDE HOLDINGS INC
filed 2007-11-02
CIK 1076038

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Registrant’s telephone number, including area code:  (800) 963-6533
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $6,169,280 as of October 26, 2007. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 39,940,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 26, 2007, 43,153,167 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format: No.

PART I

Item 1. Description of Business

Inform Worldwide Holdings, Inc. (the “Company”, “we”, “us”, or “our”), was incorporated as “Anything, Inc.” in August, 1997 as a Colorado corporation. We originally operated Internet storefronts, including AnythingPC.com, AnythingUnix.com, AnythingMac.com, AnythingCoffee.com, Anythingbooks.com and AnyReminder.com, selling Internet computer hardware, coffee retail services, books and providing a free reminder service site with gift sales. We changed our name to Anything Internet Corporation in 1998 to Inform Worldwide Holdings, Inc. in 2000.

Since 2001, our business plan has been to either commence operations or acquire another business with operations in which Mr. Mascarenhas may have an equity interest.  We are currently pursuing two opportunities.  Our wholly-owned subsidiary, PrimaCare Corporation, has signed a letter of intent with Medical Resources LLC, a provider of medical services in Florida.  Our other wholly-owned subsidiary, One World Energy Corporation, is engaged in a coal mining project located in Pennsylvania..

On June 30, 2004, pursuant to a stock purchase agreement, we issued an aggregate of 1,000 shares of our common stock to Mr. Ash Mascarenhas for a purchase price of $100,000. The 1,000 shares constituted approximately ninety percent (90%) of the issued and outstanding shares of our common stock. Before this issuance, Mr. Larry Arnold was our controlling stockholder. Mr. Mascarenhas acquired our shares for investment purposes and was named as our President and Secretary. Our former directors and officers resigned.

On November 2, 2004, our sole director, Ashvin Mascarenhas resigned from his position as a director of the Company. Concurrently with the resignation of Mr. Mascarenhas, our Board of Directors appointed James R. Wheeler and Randy W. Betts to the Board of Directors. Mr. Mascarenhas’s resignation was not related to a disagreement with us on any matter relating to our operations, policies, or practices.

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

Effective November 7, 2006, the Company entered into a Joint Venture Agreement, with Soam Energy, LLC, ("Soam"), an affiliate of the Company owned by Mr. Mascarenhas, whereby the Company and Soam established a joint venture to develop, process and sell coal in respect of the property located in Westmoreland County, Pennsylvania known as the "Banning 1 Lease”. On August 28, 2007, the joint venture was dissolved and the Company’s wholly owned subsidiary, One World Energy Corporation (“OWEC”) entered into an Assignment of Lease (“Assignment”) with Soam, pursuant to which Soam assigned to OWEC its leasehold interest in respect of the Banning 1 Lease. Pursuant to the Assignment Soam will receive a royalty of $1.00 per ton of coal produced by OWEC.

Effective January 16, 2007 the Company and its principal shareholder, Mr. Mascarenhas, entered into an agreement to restructure the capitalization of the Company.  Mr. Mascarenhas held, directly or indirectly, 150 million restricted shares of the Company's common stock surrendered 110 million shares which have been cancelled.  The Company issued 11 million shares of newly designated convertible Series C Preferred Stock, no par value (“Preferred Stock”) to Mr. Mascarenhas.  Each share of Preferred Stock is convertible into ten (10) shares of the Company’s common stock at any time after March 31, 2007 at the option of the holder. Holders of the Preferred Stock shall be entitled to receive dividends or other distributions with the holders of the Company’s common stock on an as converted basis when, as, and if declared by the Company’s board of directors. In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the assets of the Corporation available for distribution to its stockholders shall be distributed to all holders of Preferred Stock on an as converted basis and pro rata with the holders of common stock. The holders of Preferred Stock and the holders of the Company’s common stock shall be entitled to notice of any stockholders’ meeting and to vote as a single class upon any matter submitted to the stockholders for a vote as follows: (i) the holders of Preferred Stock shall be entitled to the number of votes equal to the largest number of full shares of Common Stock into which all shares of Preferred Stock held of record by such holder could then be converted at the record date for the determination of the stockholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of stockholders is first executed.

On May 15, 2007, the Company entered into a four year renewable Employment Agreement with Ashvin Mascarenhas. Mr. Mascarenhas will serve as Chief Executive Office.  The agreement provides for a monthly base salary and performance incentives. Mr. Mascarenhas will also receive stock options to purchase up to 500,000 shares of common stock upon the adoption by the company of an Employee Stock Option Plan. The option exercise price is to be determined by the Board of Directors.  The Employment Agreement may be terminated with or without cause by the Company or Mr. Mascarenhas as provided therein.

On May 25, 2007, we entered into an agreement (the “Topper Agreement”) with Opal Industries, Inc. (“Opal”). Pursuant to the Topper Agreement, the Company acquired the “Topper” surface coal lease located in Indiana County, Pennsylvania, from Opal. The Company paid Opal $5,000 in cash and agreed to issue Opal restricted shares of the Company’s common stock in an amount which is equal to $15,000. The “Topper” lease is one of three leases that make up the “Nowrytown #1” mine site.

On June 4, 2007, the Company entered into an Agreement to Proceed: Heavy Equipment Purchase (the “Purchase Agreement”), with Kajon Materials, Inc. (“Kajon”) and Ralph Smith & Son, Inc. (“Smith”). Pursuant to the Purchase Agreement, the Company purchased fifteen pieces of heavy equipment used in surface mining of coal (the “Equipment”), which Equipment had been pledged to Kajon by Smith. The Company issued 166,667 restricted shares of the Company’s common stock to Kajon. The Company retained an eighteen month exclusive option to repurchase up to 150,000 shares of the restricted stock for $200,000. Kajon agreed to release its security interest in the Equipment upon Kajon’s receipt of the first $50,000 in repurchase payments.

On June 14, 2007, the Company entered into a purchase and sale agreement (the Purchase and Sale Agreement) with Soam Oil & Gas.  Pursuant to the Purchase and Sale Agreement, the Company acquired all of Soam’s interests in two oil & gas projects in Osage County, Oklahoma known as the “Roark Project” and the “Cornelius Project” (collectively, the “Projects”).  Subsequent to year end, the Purchase and Sale Agreement was dissolved.

On July 11, 2007, OWEC entered into a coal lease (the “Mancabelli Coal Lease”) with Ronald A. and Margery S. Mancabelli (“Mancabelli”). Pursuant to the Mancabelli Coal Lease, OWEC leased from Mancabelli approximately 86.64 acres located in Conemaugh Township, Indiana County, Pennsylvania, for the purpose of mining and removing coal.

Pursuant to the terms of the Mancabelli Coal Lease, Mancabelli will receive a royalty of the greater of 10% of the coal selling price or $2.00 per ton.  Mancabelli will also receive an advance royalty payment of $3,000 and 2,500 restricted shares of the Company’s common stock.

Effective July 12, 2007, OWEC entered into a coal lease (the “Beckham Coal Lease”) with Charles D. and Todd E. Beckham (“Beckham”). Pursuant to the Beckham Coal Lease, OWEC leased from Beckham approximately 180 acres located in Monongahela Township, Greene County, Pennsylvania, for the purpose of mining and removing coal.

Pursuant to the terms of the Beckham Coal Lease, Beckham will receive a royalty of the greater of 10% of the coal selling price or $2.10 per ton.  Beckham will also receive an advance royalty payment of 1,000 restricted shares of the Company’s common stock, and, beginning July 11, 2009, a minimum monthly royalty of $500.

In addition, effective July 16, 2007, the Company entered into a coal bed methane lease (the “CBM Lease”) with Beckham for the same property for the purpose of exploring and extracting coal bed methane.

Pursuant to the terms of the CBM Lease, Beckham will receive 12.5% of the selling price of the coal bed methane produced.  Beckham will also receive a payment of 1,000 restricted shares of the Company’s common stock and, beginning August 1, 2008, a delay rental of $180 quarterly, until the Company begins the coal bed methane marketing on the property as contemplated in the CBM Lease.

On July 31, 2007, OWEC entered into an independent contractor agreement (the “Contractor Agreement”) with Ralph Smith and Son, Inc. (“Smith”) pursuant to which OWEC granted Smith the right of first refusal as mining operator for surface coal mining projects OWEC acquires. OWEC will provide the necessary operating capital and equipment for each project.  Smith will receive forty percent (40%) of the net revenue generated from each project.  As additional consideration for entering into the Contractor Agreement Smith assigned all rights and privileges to the “Motoncha” and “Selinger” leases for the purpose of mining and removing coal from approximately 62 acres located in Conemaugh Township, Indiana County, Pennsylvania. In addition, OWEC and Smith entered a contract mining agreement for the “Nowrytown #1 Mine” project, located in Conemaugh Township, Indiana County, Pennsylvania, pursuant to which, Smith will receive forty percent (40%) of the net revenue with OWEC providing the operating capital and equipment for the project.

Our principal executive offices are located at 2501 North Green Valley Parkway #110, Henderson, NV 89014, and our telephone number is (800) 963-6533. We maintain a website at www.InformWorldwideHoldings.com.

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

Item 2. Description of Property

At present, we do not own any property. We maintain our headquarters in leased office space in Henderson, Nevada that we share with Loyola Financial Services, Inc., a corporation controlled by our principal stockholder, Ash Mascarenhas. Loyola Financial Services, Inc. currently does not charge us rent for the use of this space. The current offices are adequate for our present needs. We believe that it will not be difficult to find additional or alternative office space if necessary in the foreseeable future.

Item 3. Legal Proceedings

On or about March 2002, we were named a defendant in a civil lawsuit in El Paso County District Court, Colorado Springs, Colorado, Lloyd K. Parrish, Jr., et. al. v. Larry D. Arnold and Inform Worldwide Holdings, Inc. The plaintiffs filed this lawsuit alleging that we and Mr. Arnold breached a contract in delaying its resale of certain common stock. The plaintiffs sought an unspecified amount of damages. In May 2004, Mr. Arnold entered into an agreement with us whereby he agreed to fully and unconditionally indemnify us for any and all claims, liabilities, costs and attorneys’ fees arising out of or related to this litigation. We reached an agreement in principle to settle the case for $120,000, payable as follows: $10,000 upon execution of a definitive settlement agreement, and $10,000 per month for eleven months commencing forty-five days after execution of a definitive settlement agreement. A definitive settlement agreement ("Parrish Agreement") was signed during the quarter ended March 31, 2005.

On July 25, 2005, the Company entered into an Assignment and Assumption Agreement ("Assignment Agreement") with Global Material & Services, Inc, ("Global") whereby the Company assigned all the Company's obligations under the Parrish Agreement in exchange for forgiveness of certain demand notes ("Demand Notes") under which the Company lent funds to Global. Under the Assignment Agreement the Company credited the Demand Notes in the amounts of three (3) payments of $10,000 in addition to the initial $10,000 payment. Global failed to make the monthly payments pursuant to the Assignment Agreement and is in default. Because of Global's default, on September 16, 2005, the plaintiffs filed and were granted the stipulated judgment pursuant to the Parrish Agreement for $200,000.  Under the Assignment Agreement, the Company credited the Demand Notes in the amount of four payments of $10,000 each, aggregating $40,000, and reducing the obligation to $160,000 as of June 30, 2006.  During 2007, the Company agreed to issue 733,333 shares of common stock in exchange for $110,000 of the obligation, reducing the balance to $50,000 as of June 30, 2007.

On or about March 30, 2006, the Company was notified that it was a defendant in a civil lawsuit in the Superior Court of the State of California, County of Los Angeles, Howard Weiss vs. Ashvin Mascarenhas, Inform Worldwide Holdings, et. al. alleging that we and Mr. Mascarenhas made misrepresentations in a security transaction, undisclosed material information by corporate "insiders", sale of securities in violation of qualification requirements, breach of contract and breach of guarantee.  The plaintiff sought compensatory damages in an amount of $319,000 plus interest.  The plaintiff has also requested an award of punitive damages in an amount to be proven at the time of trial. On December 28, 2006, the plaintiff and the Company, Mr. Mascarenhas and certain affiliates of the Company entered into a settlement agreement whereby a Dismissal with prejudice has been approved by the Court.  Mr. Mascarenhas agreed to pay and has paid the plaintiff $325,000 and delivered 10,000 shares of the Company’s restricted common stock. The Company has agreed to grant “piggyback” registration rights to the 10,000 shares.  The parties also agreed to mutually release each other from all claims.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of our fiscal year.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is quoted on the NASDAQ Over-The-Counter Bulletin Board under the symbol “IWWI.OB.” Our common stock began trading on July 15, 1999 with an opening bid price of $4.00 a share. As of year end there were approximately 406 record holders of our common stock.  Unless otherwise indicated all share amounts are taking into account the 1/100 reserve split effective March 1, 2005 and the 1/1,500 reverse split effective August 29, 2005.

The following table sets forth the quarterly high and low sale prices of our common stock for each quarter since July 1, 2006.

	High Sale	Low Sale
Year Ended June 30, 2007	Price	Price
---------------------------------	-------------	-------------
First Quarter ended 9/30/06	$0.20	$0.20
Second Quarter ended 12/31/06	$2.10	$0.20
Third Quarter ended 3/31/07	$2.07	$1.50
Fourth Quarter ended 6/30/07	$2.08	$1.75

Year Ended June 30, 2006	Price	Price
--------------------------------	-------------	------------
First Quarter ended 9/30/05	$3.73	$0.35
Second Quarter ended 12/31/05	$2.20	$0.41
Third Quarter ended 3/31/06	$1.50	$0.60
Fourth Quarter ended 6/30/06	$0.20	$0.15

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

Second Amended and Restated Inform Worldwide Holdings, Inc. 2004 Employee Stock Incentive Plan. The purpose of our Second Amended and Restated Inform Worldwide Holdings, Inc. 2004 Employee Stock Incentive Plan is to provide the employees (designated officers and employees, including so-called “leased employees”) with equity based compensation incentives who make significant and extraordinary contributions to our long-term growth and performance and to attract and retain employees The total number of shares available for the grant of either stock options or compensation stock under the plan is 153,000,000 shares, subject to adjustment, and to date, we have issued 153,000,000 pre-split shares.

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

A committee consisting of two members which shall consist of two current directors and/or senior employees (who are not participants under the plan) administers our plan and has full power to grant common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable an proper. Any decision made, or action taken, by the committee or our board of directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive.

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

Plan of Operations

We intend to either commence operations or acquire another business with operations in which Mr. Mascarenhas may have an equity interest.   We are currently pursuing two opportunities.  Our wholly-owned subsidiary, PrimaCare Corporation, has signed a letter of intent with Medical Resources LLC, a provider of medical services in Florida.  Our other wholly-owned subsidiary, One World Energy Corporation, is engaged in a coal mining project located in Pennsylvania..

 We currently have limited working capital with which to satisfy our cash requirements, and we will require additional capital in order to conduct operations. We anticipate that we will need at least $500,000 in additional working capital in order to sustain operations for the next 12 months. This requirement may increase substantially, depending on the nature and capital requirements of the business opportunities we elect to pursue. In order to obtain the necessary working capital, we intend to continue to seek private equity financing in fiscal 2008. Such financing may not be available to us, when and if needed, on acceptable terms or at all. In the event that we are unable to obtain such financing, management may provide additional financing for us.

We intend to retain any future earnings to finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes. We currently do not have any plans for the purchase or sale of any plant or equipment.  We also do not have any plans to hire any additional employees.

Liquidity and Capital Resources

We have financed our capital requirements through debt financing and issuance of equity securities.  Our working capital deficit at June 30, 2007 was $602,068.  We had $544 cash on hand as of June 30, 2007.

Operating activities used net cash of $1,080 for the year ended June 30, 2007 compared to providing net cash of $614 the year ended June 30, 2006.  For the year ended June 30, 2007, the net loss of $1,295,361 was offset by a $84,783 increase in accounts payable, accrued expenses and related party payables.
For the year ended June 30, 2007, we had a net loss of $1,295,361 compared to a net loss of $1,999,217 for the year ended June 30, 2006.  The increase in operating expenses is due to property acquisition costs of  $20,000 related to a surface coal lease and salaries and wages expense of $15,000.  This is offset by a reduction in legal and professional fees and stock compensation expense compared to the year ended June 30, 2006.

Off Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Inform Worldwide Holdings, Inc.

We have audited the accompanying balance sheet of Inform Worldwide Holdings, Inc. as of June 30, 2007, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inform Worldwide Holdings, Inc. as of June 30, 2007, and the results of its operations and cash flows for the years ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Stark Winter Schenkein & Co., LLP
Denver, Colorado
October 30, 2007

INFORM WORLDWIDE HOLDINGS, INC.
BALANCE SHEET
as of June 30, 2007

ASSETS

Current assets:
Cash	$ 544
Total current assets	544

Deposits on equipment	291,667
Total assets	$ 292,211

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 94,333
Accrued expenses	48,154
Related party payables	345,263
Settlement payable	50,000
Line of credit	64,862
Total current liabilities	602,612

Stockholders' deficit:
Preferred stock, no par value,
Series A: 1,000,000 shares authorized; zero shares issued
and outstanding	-
Series B: 10,000,000 shares authorized; zero shares issued
and outstanding	-
Series C: 11,000,000 shares authorized; 11,000,000 shares issued
and outstanding	73,333
Undesignated: 478,000,000 shares authorized, zero shares issued
and outstanding	-
Common stock, no par value, 5,000,000,000 shares authorized;
43,148,667 shares issued and outstanding	14,627,764
Accumulated deficit	(15,011,498)
(310,401)
Total liabilities and stockholders' deficit	$ 292,211

INFORM WORLDWIDE HOLDINGS, INC.
STATEMENTS OF OPERATIONS
for the years ended June 30, 2007 and 2006

	2007	2006
		(Restated)

Revenues	$ -	$ -

Operating expenses
General and administrative expenses	82,528	120,943
Property acquisition costs	20,000	-
General and administrative compensation expense
resulting from common stock and stock options issued	1,188,000	1,912,601
Total operating expenses	1,290,528	2,033,544

(Loss) from operations	(1,290,528)	(2,033,544)

Other income (expense)
Interest income, related party	-	42,432
Expense reimbursement, related party	-	40,000
Interest (expense)	(4,833)	(48,105)

Total other income (expense)	(4,833)	34,327

Net (loss)	$ (1,295,361)	$ (1,999,217)

Basic and diluted net loss per common share	$ (0.01)	$ (0.01)

Weighted average common shares outstanding	96,271,238	140,597,033

INFORM WORLDWIDE HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
for the years ended June 30, 2007 and 2006

	2007	2006
		(Restated)
Cash flows from operating activities
Net (loss)	$ (1,295,361)	$ (1,999,217)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities
Compensation expense resulting from common stock
and stock options issued	1,188,000	1,912,601
Non-cash property acquisition costs	15,000	-
Accrued interest on line of credit	4,833	4,833
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	1,665	(1,665)
(Increase) decrease in due from related party	82,432	(82,432)
Increase in accounts payable	22,188	26,960
Increase (decrease) in accrued expenses	(67,432)	69,432
Increase in related party payables	47,595	70,102

Net cash provided by (used in) operating activities	(1,080)	614

Cash flows from investing activities
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities
Net cash provided by (used in) financing activities	-	-

Net increase (decrease) in cash	(1,080)	614

Cash at beginning of year	1,624	1,010

Cash at end of year	$ 544	$ 1,624

Supplemental cash flow information:
Cash paid for interest expense	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:
Conversion of preferred stock into common stock	$ -	$ 1,271,632
Conversion of common stock into preferred stock	$ 73,333	$ -
Common stock issued for deposit on equipment	$ 291,667	$ -
Common stock issued for property acquisition	$ 15,000	$ -
Conversion of note payable to common stock	$ 1,298,000	$ 2,080,000

INFORM WORLDWIDE HOLDINGS, INC.
STATEMENT OF STOCKHOLDERS' (DEFICIT)
For the Years Ended June 30, 2007 and 2006 (Restated)

	Preferred Stock		Preferred Stock							Total
	Series A / Series C		Series B		Common Stock		Additional	Deferred	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Compensation	Deficit	Deficit

Balance at June 30, 2005	700,000	1,171,632	10,000,000	100,000	40,083	9,703,950	33,848	-	(11,716,920)	(707,490)

Issuance of fractional shares	-	-	-	-	13	-	-	-	-	-

Stock issued for services	-	-	-	-	40,000,000	60,000	-	(60,000)	-	-

Conversion of Series A preferred stock
into common stock	(700,000)	(1,171,632)	-	-	2,200,000	1,171,632	-	-	-	-

Conversion of Series B preferred stock
into common stock	-	-	(10,000,000)	(100,000)	150,000,000	100,000	-	-	-	-

Amortization of deferred compensation	-	-	-	-	-	-	-	7,000	-	7,000

Conversion of note payable into
common stock subscription	-	-	-	-	-	2,080,000	-	-	-	2,080,000

Cancellation of shares	-	-	-	-	(40,000,000)	(19,152)	(33,848)	53,000	-	-

Net loss for the year ended June 30, 2006	-	-	-	-	-	-	-	-	(1,999,217)	(1,999,217)

Balance at June 30, 2006 (Restated)	-	-	-	-	152,240,096	13,096,430	-	-	(13,716,137)	(619,707)

Stock issued for deposit on equipment	-	-	-	-	166,667	291,667	-	-	-	291,667

Stock issued for property acquisition	-	-	-	-	8,571	15,000	-	-	-	15,000

Conversion of common stock into
Series C preferred stock	11,000,000	73,333	-	-	(110,000,000)	(73,333)	-	-	-	-

Conversion of note payable into
common stock	-	-	-	-	733,333	1,298,000	-	-	-	1,298,000

Net loss for the year ended June 30, 2007	-	-	-	-	-	-	-	-	(1,295,361)	(1,295,361)

Balance at June 30, 2007	11,000,000	$ 73,333	-	$ -	43,148,667	$ 14,627,764	$ -	$ -	$ (15,011,498)	$ (310,401)

NOTE 1 – NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements include the accounts of Inform Worldwide Holdings, Inc. (formerly Anything Corporation & Anything Internet Corporation).

The Company restated its financial statements and related financial information for the fiscal year ended June 30, 2006 to correct accounting errors and departures from generally accepted accounting principles (“GAAP”). In addition, the restatement adjustments impacted quarterly periods within the fiscal year ended June 30, 2006. See Note 8, “Restatement” for a discussion of the individual restatement adjustments and the impact on the previously issued financial statements.

Throughout the financial statements and accompanying notes, all referenced amounts related to prior periods reflect the balances and amounts on a restated basis.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $1,295,361 during the year ended June 30, 2007 and has an accumulated deficit of $15,011,498.  As of June 30, 2007, the Company’s current liabilities exceeded its current assets by $602,068.  Those conditions, together with those described above, raise substantial doubt about the Company’s ability to continue as a going concern.  Management is developing plans for reduction of its operating expenses and looking for potential acquisition or merger candidates.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 1 – NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board  issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

NOTE 2 – DEPOSITS ON EQUIPMENT

During 2007, the Company entered into an agreement to acquire equipment in exchange for $50,000 in cash and 166,667 shares of common stock, with a fair market value of $291,667.

NOTE 3 - RELATED PARTY TRANSACTIONS

On September 30, 2004, the Company issued a non-interest bearing demand note with the Company’s majority stockholder in the amount of $174,399 for repayment of expenses made on behalf of the Company.  Effective September 1, 2005, the Company agreed to convert the note into 2,000,000 shares of the Company’s common stock.  See Note 8 – Restatements.

Certain administrative functions are performed by a company owned by the majority shareholder.  At June 30, 2007, amounts due to the related company were $345,263.

NOTE 4 - LINE OF CREDIT

The Company has a $50,000 line of credit with a bank.  Payments are due on the 15th of each month and interest accrues at the rate of 13.88% per annum.  The line of credit is personally guaranteed by a former officer of the Company.  At June 30, 2007 and 2006, the Company was in default in the payment of certain amounts due under the line of credit.

NOTE 5 - STOCKHOLDERS’ DEFICIT

The Company is authorized by its Articles of Incorporation, as amended, to issue an aggregate of 5,000,000,000 shares of common stock, no par value, (“Common Stock”); and 500,000,000 shares of preferred stock, no par value (“Preferred Stock”), of which 1,000,000 shares have been designated series A preferred stock (“Series A Preferred Stock”) and 10,000,000 shares have been designated series B preferred stock (“Series B Preferred Stock”) and 11,000,000 shares have been designated series C preferred stock (“Series C Preferred Stock”).  The remaining preferred stock is undesignated.

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

NOTE 5 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Series C Preferred Stock

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

Common Stock

Effective September 1, 2005, the Company agreed to issue 2,000,000 shares of common stock in conversion of a note payable to a related party with a principal balance of $174,399.  The fair market value of the stock was $2,080,000 ($1.04 per share) and the Company recorded stock compensation expense of $1,905,601.  As of June 30, 2007, the Company had not issued the shares and had recorded its obligation as common stock subscription.

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

During June 2007, the Company issued 166,667 shares of common stock with a fair market value of $291,667 as a deposit on equipment.  In addition, the company issued 8,571 shares of common stock with a fair market value of $15,000 for acquisition of a coal property lease.

Effective May 11, 2007, the Company agreed to issue 733,333 shares of common stock in exchange for debt in the amount of $110,000.  The fair market value of the stock was $1,298,000 ($1.77 per share) and the Company recorded stock compensation expense of $1,188,000.

Stock-Based Compensation

The Company periodically issues stock to various service providers as a form of compensation.  The services are valued at the fair market value of the services performed at fair market value of the stock whichever is more readily available.

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

In March 2005, the Company established its 2005 Employee Stock Incentive Plan in order to attract and retain employees and to provide employees who make significant and extraordinary contributions to the Company’s long-term growth and performance with equity-based compensation incentives.  There are 100,000,000 shares authorized under the plan, of which 90,100,000 shares have been issued.

NOTE 5 - STOCKHOLDERS’ DEFICIT (CONTINUED)

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

There were no options issued during the years ended June 30, 2007 and 2006.  At June 30, 2007, the Company has options outstanding for 15.41 shares at a weighted average exercise price of $48,000.  The options expire at various dates through May 27, 2012.

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

Reverse Stock Splits

On August 9, 2005, the Company approved a 1 for 1,500 reverse stock split.  The reverse split became effective August 29, 2005.  All references to common stock and per share data have been retroactively restated to show the effect of the reverse stock split.  The Company’s transfer agent issued 13 “rounding” shares related to the reverse split.

NOTE 6 – INCOME TAXES

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

As of June 30, 2007, the Company has net operating loss (NOL) carryforwards of approximately $178,000, which expire through 2027.  The Company has recorded a valuation allowance of $60,000 for the year ended June 30, 2007.  The change in the valuation allowance for the years ended June 30, 2007 and 2006 was $29,000 and $31,000, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

On July 25, 2005, the Company entered into an Assignment and Assumption Agreement ("Assignment Agreement") with Global Material & Services, Inc, ("Global") whereby the Company assigned all the Company's obligations under the Parrish Agreement in exchange for forgiveness of certain demand notes ("Demand Notes") under which the Company lent funds to Global.  Global failed to make the monthly payments pursuant to the Assignment Agreement and is in default.  Because of Global's default, on September 16, 2005, the plaintiffs filed and were granted the stipulated judgment pursuant to the Parrish Agreement for $200,000.  Under the Assignment Agreement, the Company credited the Demand Notes in the amount of three payment of $10,000 in addition to the initial payment of $10,000, reducing the obligation to $160,000 as of June 30, 2006.  During 2007, the Company agreed to issue 733,333 shares of common stock in exchange for $110,000 of the obligation, reducing the balance to $50,000 as of June 30, 2007.

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

NOTE 8 – RESTATEMENT

The Company is restating its previously filed balance sheet at June 30, 2006, and statements of operations, cash flows, and changes in stockholders’ equity for the fiscal year ended June 30, 2006. In addition, the restatement impacts the previously issued financial statements for the quarterly periods during the year ended June 30, 2007 and the corresponding quarterly periods during the fiscal year ended June 30, 2006.  The Company intends to amend its filings on Form 10-QSB to reflect the impact of the restatement on the quarterly reporting periods.

The Company has categorized the restatement adjustments into two categories, as follows:

Accounting for Notes Payable and Advances to Related Party

In August, 2005, the Company entered into agreements with an individual to provide financing of $250,000 for an investment and to provide consulting services aggregating $40,000.  Simultaneously, the Company entered into agreements with Soam Oil & Gas Investments, LLC (“Soam”), under which Soam would invest the funds and reimburse the Company for all costs incurred, including interest expense on the financing and consulting expenses.  Soam is considered a related party because the principle owner of Soam is also the majority stockholder of the Company.  The transaction with Soam was designed to exactly offset the impact of the original transactions.  The Company did not record any of the transactions because it believed that it had a valid right of offset between the various transactions.  The Company subsequently determined that it should have recorded all of the transactions.

The promissory note bore interest at 20% annual percentage rate and was due on November 23, 2005.  All payments under the consulting agreement were due on November 23, 2005.  Neither the Company nor Soam were able to make the payments required under the agreements and the matter entered litigation during 2006.  On December 28, 2006, the Company (and its co-defendants) entered into a settlement agreement with the individual.  The Company’s majority stockholder agreed to pay the individual $325,000 plus deliver 10,000 shares of the Company’s restricted common stock.  The restricted stock had been previously issued by the Company and was owned by the majority stockholder at the time of the settlement agreement.

Correction of this error on the June 30, 2006 financial statements had the following impact.  Recording the original note payable and the advance to related party increased both current assets and current liabilities by $250,000.  Recording interest on the note payable and on the advance to related party increased both interest expense and interest income by $42,432.  Recording the consulting contract increased general and administrative expenses by $40,000 and other income from related party by $40,000.  There was no effect on net loss or accumulated deficit.

Accounting for Related Party Payables and Conversion of Note Payable

On September 30, 2004, the Company issued a promissory note to its majority stockholder for repayment of certain expenses.  The Company’s majority stockholder subsequently agreed to assign all of his rights and benefits under the note to another entity.  Effectively, September 1, 2005, the Company agreed to convert the note into 2,000,000 shares of the Company’s common stock.  The Company did not record its agreement to convert debt into stock.

Correction of this error on the June 30, 2006 financial statements had the following impact.  On September 1, 2005, the Company’s common stock had a quoted market value of $1.04 per share and 2,000,000 shares had an aggregate value of $2,080,000.  The Company recorded stock compensation expense of $1,905,601 and common stock payable of $2,080,000.  These transactions increased common stock, net loss, and accumulated deficit by $1,905,601.

NOTE 9 – SUBSEQUENT EVENTS

During July, 2007, the Company entered into a $400,000 promissory note.  The note bears interest at 10% and is due on demand.  At the lender’s option, the note may be converted into the Company’s common stock at the rate of one share for each $0.10 of indebtedness.

On July 11, 2007, the Company’s wholly owned subsidiary, One World Energy Corporation (“OWEC”) entered into a coal lease (the “Mancabelli Coal Lease”) with Ronald A. and Margery S. Mancabelli (“Mancabelli”). Pursuant to the Coal Lease, OWEC leased from Mancabelli approximately 86.64 acres located in Conemaugh Township, Indiana County, Pennsylvania, for the purpose of mining and removing coal.

Pursuant to the terms of the Mancabelli Coal Lease, Mancabelli will receive a royalty of the greater of 10% of the coal selling price or $2.00 per ton.  Mancabelli will also receive an advance royalty payment of $3,000 and 2,500 restricted shares of the Company’s common stock.

Effective July 12, 2007, OWEC entered into a coal lease (the “Beckham Coal Lease”) with Charles D. and Todd E. Beckham (“Beckham”). Pursuant to the Beckham Coal Lease, OWEC leased from Beckham approximately 180 acres located in Monongahela Township, Greene County, Pennsylvania, for the purpose of mining and removing coal.

Pursuant to the terms of the Beckham Coal Lease, Beckham will receive a royalty of the greater of 10% of the coal selling price or $2.10 per ton.  Beckham will also receive an advance royalty payment of 1,000 restricted shares of the Company’s common stock, and, beginning July 11, 2009, a minimum monthly royalty of $500.

In addition, effective July 16, 2007, the Company entered into a coal bed methane lease (the “CBM Lease”) with Beckham for the same property for the purpose of exploring and extracting coal bed methane.

Pursuant to the terms of the CBM Lease, Beckham will receive 12.5% of the selling price of the coal bed methane produced.  Beckham will also receive a payment of 1,000 restricted shares of the Company’s common stock and, beginning August 1, 2008, a delay rental of $180 quarterly, until the Company begins the coal bed methane marketing on the property as contemplated in the CBM Lease.

On July 31, 2007, OWEC entered into an independent contractor agreement (the “Contractor Agreement”) with Ralph Smith and Son, Inc. (“Smith”) pursuant to which OWEC granted Smith the right of first refusal as mining operator for surface coal mining projects OWEC acquires. OWEC will provide the necessary operating capital and equipment for each project.  Smith will receive forty percent (40%) of the net revenue generated from each project.  As additional consideration for entering into the Contractor Agreement Smith assigned all rights and privileges to the “Motoncha” and “Selinger” leases for the purpose of mining and removing coal from approximately 62 acres located in Conemaugh Township, Indiana County, Pennsylvania. In addition, OWEC and Smith entered a contract mining agreement for the “Nowrytown #1 Mine” project, located in Conemaugh Township, Indiana County, Pennsylvania, pursuant to which, Smith will receive forty percent (40%) of the net revenue with OWEC providing the operating capital and equipment for the project.

In addition, OWEC and Smith entered Contract Mining Agreement for the Nowrytown #1 Mine project, located in Conemaugh Township, Indiana County, Pennsylvania, pursuant to which, as mentioned above, Smith will receive forty percent (40%) of the net revenue with OWEC providing the operating capital and equipment for the project.

On August 28, 2007, Inform Worldwide Holdings, Inc.’s (the “Company”) wholly owned subsidiary, One World Energy Corporation (“OWEC”) entered into an Assignment of Lease (“Assignment”) with Soam Energy, LLC (“Soam”), an affiliate of the Company owned by Ashvin Mascarenhas, the Company’s Chief Executive Officer and Director, pursuant to which Soam assigned to OWEC its leasehold interest for the property located in Westmoreland County, Pennsylvania known as the “Banning 1 Lease”.  Pursuant to the Assignment Soam will receive a royalty of one dollar ($1.00) per ton of coal produced by OWEC.

On August 28, 2007, the Company entered into a Dissolution Agreement with Soam (the “Dissolution Agreement”) to dissolve the Joint Venture Agreement, dated November 7, 2006 (the “Joint Venture Agreement”), between the Company and Soam. Under the Joint Venture Agreement, the Company and Soam established a joint venture to develop, process and sell coal in respect of the Banning 1 Lease. Pursuant to the Dissolution Agreement, the Company and Soam agreed that the assets of the joint venture will be distributed pro rata to the parties in accordance with their respective interests under the joint venture.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation performed as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2007, were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 8B. Other Information.

None

PART III

Item 9.	Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

Executive Officer and Directors

Our executive officers and directors, the positions held by them, and their ages are as follows:

Name   Age  Position

Ashvin Mascarenhas  38  Chairman of the Board of Directors, President, Chief ExecutiveOfficer and Secretary

Ashvin Mascarenhas is the Chairman of the Board and our President, and Secretary since June 30, 2004, and our Chief Executive Officer since May 15, 2007. At the end of 2003, Mr. Mascarenhas founded Loyola Holdings, Inc., a private holding company, and Loyola Financial Services, Inc., a private consulting company, and he is currently the principal owner and operator of each of these companies. From 2002 to 2003, Mr. Mascarenhas was a consultant for Alexander & Wade, Inc., a private investment banking consulting company located in San Diego, California. From 2001 to 2002, Mr. Mascarenhas provided corporate finance and sales consulting services to Cybertel Communications Corp., a publicly traded telecommunications company located in La Mirada, California. During that period, he also consulted for Cybervest, Inc., a brokerage firm in Ft. Lauderdale, Florida, implementing its insurance and financial planning division. From 1998 to 2001, Mr. Mascarenhas was the Vice President of Sales and Marketing for America’s Health Choice Medical Plans, Inc., a privately held managed healthcare company located in Vero Beach, Florida.

Audit Committee

We do not have an audit committee at this time.

Code of Ethics

Effective July 1, 2004, our board of directors adopted the Inform Worldwide Holdings, Inc. Code of Business Conduct and Ethics, or the Code of Ethics. The board of directors believes that our Code of Ethics provides standards that are reasonably designed to deter wrongdoing and to promote the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission; (3) compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons; and (4) accountability for adherence to the Code of Ethics. Our Code of Ethics is attached as an exhibit to this annual report, and we will provide a copy of our Code of Ethics by mail to any person without charge upon written request to us at 2501 N. Green Valley Parkway, Suite 110, Henderson, NV 89014.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended June 30, 2007, all Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Item 10. Executive Compensation

The following table sets forth the cash compensation paid to the Chief Executive Officer for services rendered during the fiscal years ended June 30, 2007 and 2006. No other officer received any compensation for services rendered during the fiscal years ended June 30, 2007 and 2006..

	Annual Compensation				Long-Term Compensation
Common Shares
						Underlying	All
					Restricted	Options	Other
				Other Annual	Stock	Granted	Compen
Name and Position	Year	Salary	Bonus	Compensation	Awards ($)	(# Shares)	-sation

Ashvin Mascarenhas	2007	___$15,000	___	___	___	___	___
President,Chief Executive Officer, Secretary and Director	2006	-0-	-0-	N/A	N/A	N/A	N/A

Option Grants and Exercises

There were no option grants to or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

On May 15, 2007, Ashvin Mascarenhas and the Company entered into a four year renewable Employment Agreement.  Mr. Mascarenhas will serve as Chief Executive Officer.  The agreement provides for a monthly base salary and performance incentives. Mr. Mascarenhas will also receive stock options to purchase up to 500,000 shares of common stock upon the adoption by the company of an Employee Stock Option Plan. The exercise price of the options is to be determined by the Board of Directors.  The Employment Agreement may be terminated with or without cause by the Company or Mr. Mascarenhas as provided therein

Compensation of Directors

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of year end by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
•	each of our directors and executive officers; and
•	all of our directors and executive officers as a group.

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned

Ashvin Mascarenhas(1)	39,940,000(2)	92.6%
Loyola Holdings, Inc.(1)	7,000,000	16.2%
All directors and officers as a group	39,940,000	92.6%

(1) Unless otherwise noted, the address is 2501 North Green Valley Parkway, Suite 110, Henderson, NV 89014.

(2)           Includes 7,000,000 shares owned by Loyola Holdings, Inc., 1,940,000 shares owned by Mr. Mascarenhas’s mother, and 1,000,000 shares owned by Mr. Mascarenhas’s father. Mr. Mascarenhas is the chief owner and operator of Loyola Holdings, Inc.

The table above assumes that there are 43,153,167 common shares issued and outstanding. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this report and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this report.

Item 12. Certain Relationships and Related Transactions.

None.

Item 13. Exhibits.

Exhibit No. Description

2.1	Agreement and Plan of Merger dated February 1, 2005 between Inform Worldwide Holdings, Inc., a Florida Corporation and Inform Worldwide Holdings, Inc., a Colorado Corporation. (1)
3.1	Articles of Incorporation. (1)
3.2	Articles of Amendment to Articles of Incorporation (2)
3.2	Bylaws. (1)
4.1	Second Amended and Restated 2004 Inform Worldwide Holdings, Inc. Employee Stock Incentive Plan. (3)
4.2	Second Amended and Restated Inform Worldwide Holdings, Inc. 2004 Non-Employee Directors and Consultants Retainer Stock Plan. (3)
4.3	2005 Stock Incentive Plan. (4)
10.1	Stock Purchase Agreement dated January 5, 2005 between the Company, Ash Mascarenhas and Randy W. Betts. (5)
10.2	Settlement Agreement between Larry G. Arnold and Inform Worldwide Holdings, Inc. (6)
10.3	Agreement dated as of July 25, 2005 between Randy W. Betts and Ash Mascarenhas (7)
10.4	Consulting Agreement dated as of September 13, 2005 between Inform Worldwide Holdings, Inc. and Investor Relations Services, Inc.
10.5	Joint Venture Agreement, dated November 7, 2006, between Inform Worldwide Holdings, Inc. and Soam Energy, L.L.C. (8)
10.6	Executive Employment Agreement, dated May 15, 2007, between Inform Worldwide Holdings, Inc. and Ashvin Mascarenhas (9)
10.7	Agreement, dated May 25, 2007, between the Inform Worldwide Holdings, Inc. and Opal Industries, Inc. (10)
10.8	Agreement to Proceed: Heavy Equipment Purchase, dated June 4, 2007, between Inform Worldwide Holdings, Inc. (10)
10.9	Purchase and Sale Agreement, dated June 14, 2007, between Inform Worldwide Holdings, Inc. and Soam Oil & Gas Investments, LLC (11)
10.10	Coal Lease, dated July 11, 2007, between One World Energy Corporation and Ronald A. and Margery S. Mancabelli (12)
10.11	Coal Lease, dated July 12, 2007, between One World Energy Corporation and Charles D. and Todd E. Beckham (13)
10.12	Coal Bed Methane Lease, dated July 16, 2007, between One World Energy Corporation and Charles D. and Todd E. Beckham (13)
10.13	Independent Contractor Agreement, dated July 31, 2007, between One World Energy Corporation and Ralph Smith and Son, Inc. (14)
10.14	Assignment of Lease Amendment, dated July 31, 2007, between One World Energy Corporation and Millwood Development, Inc. (14)
10.15	Contract Mining Agreement, dated July 31, 2007, between One World Energy Corporation and Ralph Smith & Son, Inc. (14)
10.16	Assignment of Lease, dated August 28, 2007, between One World Energy Corporation and Soam Energy, LLC (15)
10.17	Dissolution Agreement, dated August 28, 2007, between One World Energy Corporation and Soam Energy, LLC (15)
14	Inform Worldwide Holdings, Inc. Code of Business Conduct and Ethics. (6)
16.1	Letter from Ehrhardt Keefe Steiner & Hottman, PC. (16)
31.1	Certification of Ashvin Mascarenhas pursuant to Rule 13a-14(a).
32.2	Certification of Ashvin Mascarenhas pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Filed as an appendix to our Preliminary Proxy Statement on Form 14C (File No. 000-29994) and incorporated by reference herein.
(2)	Filed an exhibit on our Current Report on Form 8-K (File No. 000-29994) filed January 16, 2007 and incorporated by reference herein.
(3)	Filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-121898) and incorporated by reference herein.
(4)	Filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-123054) and incorporated by reference herein.
(5)	Filed as an exhibit to our Current Report on Form 8-K (File No. 000-29994) filed January 7, 2005, and incorporated by reference herein.
(6)	Filed as an exhibit to our Annual Report on Form 10KSB (File No. 000-29994) for the year ended June 30, 2004 and incorporated herein by reference.
(7)	Filed an exhibit on our Current Report on Form 8-K (File No. 000-29994) filed August 10, 2005 and incorporated by reference herein.
(8)	Filed an exhibit to our Current Report on Form 8-K (File No. 000-29994) filed December 29, 2006 and incorporated by reference herein.
(9)	Filed as an exhibit to our Quarterly Report on Form 10QSB (File No. 000-29994) for the quarter ended March 31, 2008 and incorporated herein by reference.
(10)	Filed an exhibit to our Current Report on Form 8-K (File No. 000-29994) filed June 11, 2007 and incorporated by reference herein.
(11)	Filed as an exhibit to our Current Report on Form 8-K (File No. 000-29994) filed June 21, 2007
(12)	Filed an exhibit to our Current Report on Form 8-K (File No. 000-29994) filed July 20, 2007 and incorporated by reference herein.
(13)	Filed an exhibit to our Current Report on Form 8-K (File No. 000-29994) filed July 25, 2007 and incorporated by reference herein.
(14)	Filed an exhibit to our Current Report on Form 8-K (File No. 000-29994) filed August 6, 2007 and incorporated by reference herein.
(15)	Filed an exhibit to our Current Report on Form 8-K (File No. 000-29994) filed September 5, 2007 and incorporated by reference herein.
(16)	Filed an exhibit on our Current Report on Form 8-K (File No. 000-29994) dated July 25, 2005 and incorporated by reference herein .

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected Stark Winter Schenkein & Co., LLP, independent accountants, as our auditors for the years ended June 30, 2007 and 2006.

Audit Fees

Stark Winter Schenkein & Co., LLP, billed us $19,160 and $18,150 in fees for our interim reviews and annual audit for the year ended June 30, 2007 and 2006, respectively.

Audit-Related Fees

We did not pay any fees to Stark Winter Schenkein & Co., LLP for assurance and related services that are not reported under Audit Fees above in 2007 or 2006.

Tax and All Other Fees

We did not pay any fees to Stark Winter Schenkein & Co., LLP for tax compliance, tax advice, tax planning or other work during our fiscal years ending June 30, 2007 and 2006.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Stark Winter Schenkein & Co., LLP and the estimated fees related to these services.

With respect to the audit of our financial statements as of June 30, 2007 and for the year then ended, none of the hours expended on Stark Winter Schenkein & Co., LLP ‘s engagement to audit those financial statements were attributed to work by persons other than Stark Winter Schenkein & Co., LLP’s full-time, permanent employees.

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

INFORM WORLDWIDE HOLDINGS, INC.

By: /s/ Ashvin Mascarenhas
Ashvin Mascarenhas, Chairman, Chief Executive Officer,President and Secretary

Signatures    Title                                                 Date

/s/ Ashvin Mascarenhas  Chairman of the Board, President, Chief Executive              ___, 2007   Ashvin Mascarenhas    Officer, and Secretary