Form 10QSB
period 2007-09-30
INFORM WORLDWIDE HOLDINGS INC
filed 2008-01-02
CIK 1076038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB
(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 2007

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 0-29994

INFORM WORLDWIDE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	20-3379902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2501 North Green Valley Parkway, Suite 111, Henderson, NV 89014 (Address of principal executive offices)
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
Yes  _   No_X__

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 13, 2007, there were 45,183,167 shares of our common stock outstanding.

Transitional Small Business Disclosure Format:    Yes        No      X

INFORM  WORLDWIDE  HOLDINGS,  INC.

Index
                                                       Page

Part I - FINANCIAL INFORMATION

Item 1.           Consolidated Balance Sheet (unaudited) as of September 30, 2007         3

                Consolidated Statements of Operations (unaudited) for the                      4
                            three months ended September 30, 2007 and 2006

                Consolidated Statements of Cash Flows (unaudited) for the                     5
                three months ended September 30, 2007 and 2006

                Notes to Consolidated Financial Statements (unaudited)                           6

Item 2.                 Management's Discussion and Analysis or Plan of Operation                   11

Item 3.                 Controls and Procedures                                                                        13

Part II - OTHER INFORMATION

Item 1.                  Legal Proceedings                                                                                 14

Item 6.                  Exhibits                                                                                                 15

INFORM  WORLDWIDE  HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
as of September 30, 2007
(Unaudited)

ASSETS

Current assets:
Cash	$ 88,767
Accounts receivable, coal sales	12,992
Advances to Medical Resources, LLC	388,440
Total current assets	490,199

Mining properties and equipment	370,609
Total assets	$ 860,808

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 225,077
Accrued expenses	38,599
Accrued interest	7,412
Related party payables	212,910
Note payable	211,090
Equipment note payable	50,000
Line of credit	66,070
Settlement payable	50,000
Asset retirement obligation	41,000
Total current liabilities	902,158

Long term debt	600,000

Stockholders' deficit:
Preferred stock, no par value,
Series A: 1,000,000 shares authorized; none issued
and outstanding	-
Series B: 10,000,000 shares authorized; none issued
and outstanding	-
Series C: 11,000,000 shares authorized; 11,000,000 shares issued
and outstanding	73,333
Undesignated: 478,000,000 shares authorized, none issued
and outstanding	-
Common stock, no par value, 5,000,000,000 shares authorized;
43,153,167 shares issued and outstanding	15,038,184
Accumulated deficit	(15,752,867)
Total stockholders' deficit	(641,350)
Total liabilities and stockholders' deficit	$ 860,808

The accompanying notes are an integral part of these financial statements.

INFORM  WORLDWIDE  HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended  September 30, 2007 and 2006
(Unaudited)

	2007	2006
		(Restated)

Revenues from coal sales	$ 53,531	$ -
Coal mining expenses	198,971	-

Gross Profit	(145,440)	-

Operating expenses
General and administrative expenses	156,950	1,624
Management contract, related party	30,000	-
Total operating expenses	186,950	1,624

(Loss) from operations	(332,390)	(1,624)

Other income (expense)
Interest income, related party	-	12,500
Amortization of convertible debt discount	(400,000)	-
Interest (expense)	(8,979)	(13,708)

Total other income (expense)	(408,979)	(1,208)

Net (loss)	$ (741,369)	$ (2,832)

Basic and diluted net loss per common share	$ (0.02)	$ (0.00)

Weighted average common shares outstanding	43,152,564	152,240,644

The accompanying notes are an integral part of these financial statements.

INFORM  WORLDWIDE  HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended  September 30, 2007 and 2006,
 (Unaudited)
	2007	2006

Cash flows from operating activities
Net cash provided by (used in) operating activities	$ (328,377)	$ (1,285)

Cash flows from investing activities
Advances to Medical Resources LLC	(388,440)	-
Purchase of equipment	(6,050)	-
Net cash provided by (used in) investing activities	(394,490)	-

Cash flows from financing activities
Proceeds from notes payable and long term debt	811,090	-
Net cash provided by (used in) financing activities	811,090	-

Net increase (decrease) in cash	88,223	(1,285)

Cash at beginning of year	544	1,624

Cash at end of period	$ 88,767	$ 339

Supplemental cash flow information:
Cash paid for interest expense	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:
Equipment acquired in exchange for debt	$ 50,000	$ -

The accompanying notes are an integral part of these financial statements

INFORM  WORLDWIDE  HOLDINGS,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
September 30, 2007
(Unaudited)

1.     Summary of Significant Accounting Policies

        Inform Worldwide Holdings, Inc. (the "Company") was reincorporated under the laws of the State of Florida on February 25, 2005.  The Company is a holding company that conducts operating activities through its wholly owned subsidiaries.  It is engaged in the production and sale of coal, primarily in the eastern region of the United States.  It has signed a purchase agreement to acquire Medical Resources LLC and is currently conducting due diligence.  If the Company successfully closes on its planned acquisition of Medical Resources LLC, it will be engaged in the provision of medical services, primarily in the southeastern region of the United States.

       Basis of Presentation:    The accompanying unaudited financial statements include the accounts of Inform Worldwide Holdings, Inc. and its consolidated subsidiaries and have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements.  Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The financial statements should be read in conjunction with Form 10-KSB for the year ended June 30, 2007.

        The interim financial statements present the condensed balance sheet, statements of operations and cash flows of Inform Worldwide Holdings, Inc.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

        The interim financial information is unaudited.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2007 and the results of operations and cash flows presented herein have been included in the financial statements.  Interim results are not necessarily indicative of results of operations for the full year.

        Revenue Recognition:    Revenue from coal sales is recognized when delivery has occurred, persuasive evidence of an agreement exists, the amount is fixed or determinable, and no further obligation exists and collectability is probable.  Generally, this is when title passes on the date of shipment.

        Net Loss Per Share:    The Company applies the provisions of Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (FAS 128).  All dilutive potential common shares have an antidilutive effect on diluted per share amounts and therefore have been excluded in determining net loss per share.  The Company’s basic and diluted loss per share is equivalent and, accordingly, only basic loss per share has been presented.

        Use of Estimates:    The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2.     Going Concern

          The Company recently commenced mining operations and is also pursuing other business development opportunities.  Presently, there are limited revenues from operations and the Company has needed to raise equity capital and obtain debt financing to meet its operating commitments.  There is no agreement or commitment from any source to continue to provide funds to the Company and there is no assurance that the Company will obtain the needed capital to continue to operate.

          As shown in the accompanying financial statements, the Company incurred a net loss of $741,369 during the three months ended September 30, 2007, and has an accumulated deficit of $15,752,867. As of September 30, 2007, the Company’s current liabilities exceeded its current assets by $411,959.  Those conditions, together with those described above, raise substantial doubt about the Company’s ability to continue as a going concern.  Management is looking for potential acquisition or merger candidates.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.     Advances to Medical Resources, LLC

        On September 6, 2007, PrimaCare Corporation, a subsidiary of the Company, entered into an LLC Membership Interest Purchase Agreement to acquire Medical Resources LLC.  Medical Resources is a privately held company that provides medical services via approximately 30 medical clinics located in Florida.

        The purchase price for the membership interests of Medical Resources will be an amount equal to 5 times Medical Resources' EBITDA, calculated based upon an audit of Medical Resources' financial statements for the 24 month period from January 1, 2008 through December 31, 2009. The purchase price will not be less than $15 million, nor more than $30 million, and payable in shares of common stock of the Company, the value of which will be determined based on a 90-day weighted average trading price of the shares. At closing, PrimaCare will deposit 28 million shares of the Company’s common stock with an escrow agent, pending final determination of the purchase price.  The closing is contemplated to occur in January, 2008.

        The members of Medical Resources are the mother and stepfather of the Company’s Chief Executive Officer.

        During the quarter ended September 30, 2007, In addition to the $400,000 proceeds of the Bluewater note advanced to Medical Resources, the Company advanced funds totaling $388,440 to Medical Resources for working capital needs.

4.     Property and Equipment

        At September 30, 2007, property and equipment consisted of the following:

Mining machinery and equipment	$ 382,667
Office equipment	6,050
Subtotal	388,717
less: accumulated depreciation	(18,108)
Total	$ 370,609

        Depreciation expense for the three months ended September 30, 2007 was $18,108.

5.     Line of Credit

        The Company has a $50,000 line of credit with a bank.  Payments are due on the 15th of each month and interest accrues at the rate of 13.88% per annum.  The line of credit is personally guaranteed by a former officer of the Company.  At September 30, 2007, the Company was in default in the payment of certain amounts due under the line of credit.

6.     Convertible Debt and Long Term Debt

        Effective July 30, 2007, the Company obtained proceeds of $400,000 pursuant to a convertible promissory note.  The convertible promissory note bear interest at 10% and was convertible into common stock of the Company at a rate of $0.10 per share.  The note was due on demand.  The note had a beneficial conversion feature with a value of $400,000 that has been recorded as debt discount and additional contribution to common stock.  The discount was amortized as interest expense during the three months ended September 30, 2007.

        Effective August 31, 2007 and September 2, 2007, the Company refinanced its $400,000 convertible promissory note into two long term promissory notes, each with an original principal amount of $200,000.  The notes bear interest at LIBOR plus 3% and have a five year maturity date.  The notes are personally guaranteed by the Company’s majority stockholder.

        Effective August 31, 2007 and September 28,2007, the Company’s subsidiary Primacare obtained proceeds of $400,000 pursuant to 2 long term promissory notes.  The notes bear interest at LIBOR plus 3% and have a five year maturity date.  The notes are personally guaranteed by the Company’s majority stockholder.

7.     Note Payable and Equipment Note Payable

        Effective June 4, 2007, the Company acquired mining equipment through the issuance of 166,667 shares of common stock with a value of $291,667 and an equipment note payable in the principal amount of $50,000.  The note bears interest at 5% and is repaid in monthly installments based on a rate of $1 per ton of coal sold.

8.     Commitments and Contingencies

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

        On July 25, 2005, the Company entered into an Assignment and Assumption Agreement ("Assignment Agreement") with Global Material & Services, Inc, ("Global") whereby the Company assigned all the Company's obligations under the Parrish Agreement in exchange for forgiveness of certain demand notes ("Demand Notes") under which the Company lent funds to Global.  Global failed to make the monthly payments pursuant to the Assignment Agreement and is in default.  Because of Global's default, on September 16, 2005, the plaintiffs filed and were granted the stipulated judgment pursuant to the

Parrish Agreement for $200,000.  Under the Assignment Agreement, the Company credited the Demand Notes in the amount of three payment of $10,000 in addition to the initial payment of $10,000, reducing the obligation to $160,000 as of June 30, 2006.  During May, 2007, the Company agreed to issue 733,333 shares of common stock in exchange for $110,000 of the obligation, reducing the balance to $50,000 as of September 30, 2007.

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

        Pursuant to the terms of the Mancabelli Coal Lease, Mancabelli will receive a royalty of the greater of 10% of the coal selling price or $2.00 per ton.  Mancabelli also received an advance royalty payment of $3,000 and 2,500 restricted shares of the Company’s common stock.

        Effective July 12, 2007, OWEC entered into a coal lease (the “Beckham Coal Lease”) with Charles D. and Todd E. Beckham (“Beckham”). Pursuant to the Beckham Coal Lease, OWEC leased from Beckham approximately 180 acres located in Monongahela Township, Greene County, Pennsylvania, for the purpose of mining and removing coal.

        Pursuant to the terms of the Beckham Coal Lease, Beckham will receive a royalty of the greater of 10% of the coal selling price or $2.10 per ton.  Beckham also received an advance royalty payment of 1,000 restricted shares of the Company’s common stock, and, beginning July 11, 2009, a minimum monthly royalty of $500.

        In addition, effective July 16, 2007, the Company entered into a coal bed methane lease (the “CBM Lease”) with Beckham for the same property for the purpose of exploring and extracting coal bed methane.

        Pursuant to the terms of the CBM Lease, Beckham will receive 12.5% of the selling price of the coal bed methane produced.  Beckham also received a payment of 1,000 restricted shares of the Company’s common stock and, beginning August 1, 2008, a delay rental of $180 quarterly, until the Company begins the coal bed methane marketing on the property as contemplated in the CBM Lease.

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

9.     Stockholders' Deficit:

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

9.     Related Party Transactions:

        Certain administrative functions are performed by a company owned by the majority shareholder.  The Company is charged $10,000 per month for those services.  At September 30, 2007, amounts due to the related company were $212,910.

10.    Subsequent Events:

        On October 15, 2007, the Company issued a promissory note of $15,000, and on October 31, 2007 and November 30, 2007, the Company's subsidiary Primacare issued 2 promissory notes of $200,000 and $250,000 each to Bluewater Partners, S.A., a Cayman Islands corporation.  Each of the notes mature on their respective fifth anniversary date, accrue interest annually at the 6-month LIBOR rate plus 3%, may be pre-paid at any time without penalty, and are secured by the personal guaranty of the majority shareholder, director and chief executive officer of the Company, Ashvin Mascarenhas.

        On November 1, 2007, the Company issued 2,000,000 shares of common stock pursuant to the common stock subscription reported at June 30, 2007.  On December 5, 2007, the Company issued 30,000 shares of common stock in exchange for accrued and unpaid accounts payable.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at September 30, 2007 and compares it to our financial condition at June 30, 2007. Finally, the discussion summarizes the results of our operations for the three months ended September 30, 2007 and compares those results to the corresponding period ended September 30, 2006.  This discussion and analysis should be read in conjunction with our audited financial statements for the two years ended June 30, 2007, including footnotes, and the discussion and analysis included in our Form 10-KSB.

Plan of Operation

Through our subsidiary, One World Energy Corporation, we currently hold an interest in one coal mining property.  We are in the beginning stages of mining.  The mining site which is called Nowrytown No.1 consists of 293 permitted acres and has historically produced approximately 3,000 tons of coal per month.  Our operation is a joint venture with an independent contractor, Ralph Smith and Son.  We receive 60% of the net income once 100% of the expenses are paid.  The current areas where we are mining are thinning out.  We are contemplating different options to improve results, including a movement of the operation to a different set of acreage.

PrimaCare Corporation, a subsidiary, was formed this quarter to become a healthcare holding company.  PrimaCare’s mission is to provide healthcare service focusing initially on coordinating comprehensive care through a network of staff physicians and wholly owned primary care centers. The dominant focus of these medical centers will be to serve members enrolled in Medicare plans sponsored by our Health Maintenance Organization payers.

Through PrimaCare, we are pursuing an acquisition of Medical Resources LLC. On September 6, 2007, PrimaCare entered into an LLC Membership Interest Purchase Agreement with Medical Resources, LLC, a Florida limited liability company and the members of Medical Resources, pursuant to which PrimaCare will acquire all of the membership interests in Medical Resources. Medical Resources is a Management Services Organization that provides non-clinical, administrative and managerial services and assets to physician practices throughout southeast Florida.

The purchase price for the membership interests of Medical Resources will be an amount equal to 5 times Medical Resources' EBITDA, calculated based upon an audit of Medical Resources' financial statements for the 24 month period from January 1, 2008 through December 31, 2009. The purchase price will not be less than $15 million, nor more than $30 million, and payable in shares of our common stock, the value of which will be determined based on a 90-day weighted average trading price of the shares. At closing, we will deposit 28 million common shares with an escrow agent, pending final determination of the purchase price.  We are currently conducting due diligence.  The closing is contemplated to occur in January, 2008.

The members of Medical Resources are the mother and stepfather of the Company’s Chief Executive Officer.

Liquidity and Capital Resources

As of September 30, 2007, we had a working capital deficit of $(411,959) comprised of current assets of $490,199 and current liabilities of $902,158.  This represents a decreased deficit of $190,109 from the working capital deficit of $(602,068) reported at our June 30 year end.  Our working capital position improved because we received proceeds of $600,000 from long term borrowings.

We have historically relied on debt financing and the sale of equity to fund our working capital needs.

During the three months ended September 30, 2007, we initiated a financing arrangement with Bluewater Partners, S.A. under which we received cash proceeds of $400,000 in two borrowings, and our subsidiary Primacare received cash proceeds of $400,000 in two borrowings during the quarter.  Subsequent to September 30, 2007, we and Primacare received additional proceeds aggregating $465,000 under this arrangement.  Our prospects for generating meaningful cash from operations are dependant upon reaching profitable operations at our coal mining property and successfully integrating our acquisition of Medical Resources LLC.

We used net cash of $394,490 in investing activities during the three months ended September 30, 2007.  In addition to the $400,000 proceeds of the Bluewater note advanced to Medical Resources, we advanced $388,440 to Medical Resources pursuant to our anticipated acquisition.

Net cash used in operating activities during the first three months of 2007 was $328,377.  This represents an increase of $327,092 from the $1,285 that was used during the first three months of 2006.  The increase in net operating loss is primarily responsible for this increase.

Results of Operations – Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

For the three months ended September 30, 2007, we recorded a net loss of $(741,369), or $(0.02) per share, compared to a loss for the corresponding period of 2006 of $(2,832) or $(0.00) per share. During this period, we commenced operations at our coal property and start-up expenses exceeded revenues.  In addition, we incurred general and administrative and other expenses in connection with the planned acquisition of Medical Resources LLC.

We incurred mining costs of $198,971 compared to revenue from mining activities of $53,531 for the three months ended September 30, 2007.  We had no mining revenues or expenses in 2006.  Certain costs incurred during the period represent the start up of our mining operation.  We are working to increase revenue and reduce costs, but there is no guarantee that we will be successful in our efforts.  General and administrative expense for the three months ended September 30, 2007 increased to $186,950 compared to $1,624 during the same period of 2006.  The increase is attributable to our increased activity, including the commencement of mining operations and pursuit of the Medical Resources LLC acquisition.

During the three months ended September 30, 2007, we incurred interest costs of $408,979, including the amortization of debt discount on our convertible debt of $400,000.  Interest expense for the comparable period in 2006 was $1,208, representing interest on our line of credit.

Forward-Looking Statements

This Form 10-QSB contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business.  These statements include, among others:

- statements concerning the benefits that we expect will result from our business activities and results of exploration that we contemplate or have completed, such as increased revenues; and

- statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC.  You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions used in this report or incorporated by reference in this report.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied in those statements.  Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied.  We caution you not to put undue reliance on these statements, which speak only as of the date of this report.  Further, the information contained in this document or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions.

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our Form 10-KSB, and the following:

•	The worldwide economic situation;
•	Volatility in the price of coal;
•	Any change in interest rates or inflation;
•	The willingness and ability of third parties to honor their contractual commitments;
•	Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition in the coal industry and the medical services industry for risk capital;
•	Our capital costs, as they may be affected by delays or cost overruns;
•	Our costs of production;
•	Environmental and other regulations, as the same presently exist and may hereafter be amended;
•	Our ability to identify, finance and integrate other acquisitions; and
•	Volatility of our stock price.

We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements.  Investors should take note of any future statements made by or on our behalf.

Item 3.  Controls and Procedures

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation performed as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure and controls and procedures as of September 30, 2007 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II:  OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
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

On July 25, 2005, the Company entered into an Assignment and Assumption Agreement ("Assignment Agreement") with Global Material & Services, Inc, ("Global") whereby the Company assigned all the Company's obligations under the Parrish Agreement in exchange for forgiveness of certain demand notes ("Demand Notes") under which the Company lent funds to Global. Under the Assignment Agreement the Company credited the Demand Notes in the amounts of three (3) payments of $10,000 in addition to the initial $10,000 payment. Global failed to make the monthly payments pursuant to the Assignment Agreement and is in default. Because of Global's default, on September 16, 2005, the plaintiffs filed and were granted the stipulated judgment pursuant to the Parrish Agreement for $200,000.  Under the Assignment Agreement, the Company credited the Demand Notes in the amount of four payments of $10,000 each, aggregating $40,000, and reducing the obligation to $160,000 as of June 30, 2006.  During 2007, the Company agreed to issue 733,333 shares of common stock in exchange for $110,000 of the obligation, reducing the balance to $50,000 as of September 30, 2007.

On or about March 30, 2006, the Company was notified that it was a defendant in a civil lawsuit in the Superior Court of the State of California, County of Los Angeles, Howard Weiss vs. Ashvin Mascarenhas, Inform Worldwide Holdings, et. al. alleging that we and Mr. Mascarenhas made misrepresentations in a security transaction, undisclosed material information by corporate "insiders", sale of securities in violation of qualification requirements, breach of contract and breach of guarantee.  The plaintiff sought compensatory damages in an amount of $319,000 plus interest.  The plaintiff has also requested an award of punitive damages in an amount to be proven at the time of trial. On December 28, 2006, the plaintiff and the Company, Mr. Mascarenhas and certain affiliates of the Company entered into a settlement agreement whereby a Dismissal with prejudice has been approved by the Court.  Mr. Mascarenhas agreed to pay and has paid the plaintiff $325,000 and delivered 10,000 shares of the Company’s restricted common stock. The Company has agreed to grant “piggyback” registration rights to the 10,000 shares.  The parties also agreed to mutually release each other from all claims

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the first quarter of our fiscal year.

ITEM 5 – OTHER INFORMATION

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