Form 10QSB
period 2007-12-31
INFORM WORLDWIDE HOLDINGS INC
filed 2008-02-14
CIK 1076038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB
(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   December 31, 2007

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
Yes  _   No_X__

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 12, 2008, there were 45,183,167 shares of common stock outstanding.

Transitional Small Business Disclosure Format:    Yes        No      X

INFORM WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES

Index

Page

Part I - FINANCIAL INFORMATION

Item 1.              Consolidated Balance Sheet (unaudited) as of December 31, 2007                    3

Consolidated Statements of Operations (unaudited) for the
three months ended December 31, 2007 and 2006                                             4

Consolidated Statements of Operations (unaudited) for the
six months ended December 31, 2007 and 2006                   5

Consolidated Statements of Cash Flows (unaudited) for the
six months ended December 31, 2007 and 2006                         6

Notes to Consolidated Financial Statements (unaudited)                                  7-12

Item 2.             Management's Discussion and Analysis or Plan of Operation                          13-16

Item 3.             Controls and Procedures                                                                                    16

Part II - OTHER INFORMATION

Item 1.             Legal Proceedings                                                                                              17

Item 6.             Exhibits                                                  17

SIGNATURES

INFORM WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
as of December 31, 2007
(Unaudited)
ASSETS

Current assets:
Cash	$ 65,153
Accounts receivable, coal sales	29,541
Total current assets	94,694

Mining properties and equipment, net	346,451
Office equipment, net	5,672
Advances to Medical Resources, LLC	665,990
Total assets	$ 1,112,807

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 198,139
Accrued expenses	117,476
Related party payables	226,454
Equipment note payable	45,944
Line of credit	67,278
Settlement payable	50,000
Asset retirement obligation	41,000
Total current liabilities	746,291

Long term debt	1,065,000

Stockholders' deficit:
Preferred stock, no par value,
Series A: 1,000,000 shares authorized; none issued
and outstanding	-
Series B: 10,000,000 shares authorized; none issued
and outstanding	-
Series C: 11,000,000 shares authorized; 11,000,000 shares issued
and outstanding	73,333
Undesignated: 478,000,000 shares authorized, none issued
and outstanding	-
Common stock, no par value, 5,000,000,000 shares authorized;
45,183,167 shares issued and outstanding	15,071,184
Accumulated deficit	(15,843,001)
Total stockholders' deficit	(698,484)
Total liabilities and stockholders' deficit	$ 1,112,807
 The accompanying notes are an integral part of these financial statements.

INFORM WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended December 31, 2007 and 2006
(Unaudited)
	2007	2006

Management contract, medical services	$ 175,020	$ -
Revenues from coal sales	49,956	-

Total revenues	224,976	-

Operating expenses
Coal mining expenses	64,446	-
General and administrative expenses	194,410	24,925
Management contract, related party	38,000	-
Total operating expenses	296,856	24,925

(Loss) from operations	(71,880)	(24,925)

Other income (expense)
Interest income, related party	-	12,192
Interest (expense)	(18,254)	(13,400)

Total other income (expense)	(18,254)	(1,208)

Net (loss)	$ (90,134)	$ (26,133)

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)

Weighted average common shares outstanding	44,465,993	146,262,383
The accompanying notes are an integral part of these financial statements.

INFORM WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the six months ended December 31, 2007 and 2006
(Unaudited)
	2007	2006

Management contract, medical services	$ 175,020	$ -
Revenues from coal sales	103,487	-

Total revenues	278,507	-

Operating expenses
Coal mining expenses	263,417	-
General and administrative expenses	351,360	26,549
Management contract, related party	68,000	-
Total operating expenses	682,777	26,549

(Loss) from operations	(404,270)	(26,549)

Other income (expense)
Amortization of convertible debt discount	(400,000)	-
Interest income, related party	-	24,692
Interest (expense)	(27,233)	(27,108)

Total other income (expense)	(427,233)	(2,416)

Net (loss)	$ (831,503)	$ (28,965)

Basic and diluted net loss per common share	$ (0.02)	$ (0.00)

Weighted average common shares outstanding	43,809,278	149,251,514
The accompanying notes are an integral part of these financial statements.

INFORM WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended December 31, 2007 and 2006
 (Unaudited)
	2007	2006

Cash flows from operating activities
Net cash (used in) operating activities	$ (324,295)	$ (1,602)

Cash flows from investing activities
Advances to Medical Resources, LLC	(665,990)	-
Purchase of equipment	(6,050)	-
Net cash (used in) investing activities	(672,040)	-

Cash flows from financing activities
Proceeds from long term debt	1,065,000	-
Principal payments on equipment note payable	(4,056)
Net cash provided by financing activities	1,060,944	-

Net increase (decrease) in cash	64,609	(1,602)

Cash at beginning of year	544	1,624

Cash at end of period	$ 65,153	$ 22

Supplemental cash flow information:
Cash paid for interest	$ 632	$ -
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:
Equipment acquired in exchange for debt	$ 50,000	$ -
The accompanying notes are an integral part of these financial statements.

INFORM WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

1.     Summary of Significant Accounting Policies

        Inform Worldwide Holdings, Inc. (the "Company") was reincorporated under the laws of the State of Florida on February 25, 2005.  The Company is a holding company that conducts operating activities through its wholly owned subsidiaries.  It is engaged in the production and sale of coal, primarily in the eastern region of the United States.  On January 11, 2008, it completed its acquisition of Medical Resources, LLC (“Medical Resources”), a management services organization that provides non-clinical, administrative and management services and assets to physician practices, primarily in the southeastern region of the United States.

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

        The interim financial information is unaudited.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2007 and the results of operations and cash flows presented herein have been included in the financial statements.  Interim results are not necessarily indicative of results of operations for the full year.

        Revenue Recognition:    Revenue from coal sales is recognized when delivery has occurred, persuasive evidence of an agreement exists, the amount is fixed or determinable, and no further obligation exists and collectability is probable.  Generally, this is when title passes on the date of shipment.  Service revenue is recognized when the service has been rendered, persuasive evidence of an agreement exists, the amount is fixed or determinable, and no further obligation exists and collectability is probable.

        Net Loss Per Share:    The Company applies the provisions of Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (FAS 128).  For the periods presented herein, all dilutive potential common shares have an antidilutive effect on diluted per share amounts and therefore have been excluded in determining net loss per share.  The Company’s basic and diluted loss per share is equivalent and, accordingly, only basic loss per share has been presented.

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

2.     Going Concern

          The Company recently commenced mining operations and, on January 11, 2008, completed its acquisition of Medical Resources.  Presently, there are limited revenues from operations and the Company has needed to raise equity capital and obtain debt financing to meet its operating commitments.  There is no agreement or commitment from any source to continue to provide funds to the Company and there is no assurance that the Company will obtain the needed capital to continue to operate.

          As shown in the accompanying financial statements, the Company incurred a net loss of $831,503 during the six months ended December 31, 2007, and has an accumulated deficit of $15,843,001. As of December 31, 2007, the Company’s current liabilities exceeded its current assets by $651,597.  Those conditions, together with those described above, raise substantial doubt about the Company’s ability to continue as a going concern.  Management believes that its acquisition of Medical Resources will allow the Company to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.     Advances to Medical Resources, LLC

        On September 6, 2007, the Company signed a Purchase Agreement to acquire Medical Resources, LLC.  Medical Resources is a privately held company that provides medical services via approximately 30 medical clinics located in Florida.  On January 11, 2008, PrimaCare Corporation, a subsidiary of the Company, completed the acquisition of Medical Resources.

        The purchase price for the membership interests of Medical Resources is an amount equal to 5 times Medical Resources' EBITDA, calculated based upon an audit of Medical Resources' financial statements for the 24-month period from January 1, 2008 through December 31, 2009. The purchase price will not be less than $15 million, nor more than $30 million, and payable in shares of common stock of the Company, the value of which will be determined based on a 90-day weighted average trading price of the shares. At closing, PrimaCare deposited 28 million shares of the Company’s common stock with an escrow agent, pending final determination of the purchase price.

        The selling members of Medical Resources were the mother and stepfather of the Company’s Chief Executive Officer.

        During the 6-month period ended December 31, 2007, the Company advanced funds totaling $665,990 to Medical Resources.

4.     Property and Equipment

        At December 31, 2007, property and equipment consisted of the following:

Mining machinery and equipment	$ 382,667
Office equipment	6,050
Subtotal	388,717
less: accumulated depreciation	(36,594)
Total	$ 352,123

        Depreciation expense for the six months ended December 31, 2007 was $36,594.

5.     Line of Credit

        The Company has a $50,000 line of credit with a bank.  Payments are due on the 15th of each month and interest accrues at the rate of 13.88% per annum.  The line of credit is personally guaranteed by a former officer of the Company.  At December 31, 2007, the Company was in default in the payment of certain amounts due under the line of credit.

6.     Convertible Debt and Long Term Debt

        Effective July 30, 2007, the Company obtained proceeds of $400,000 pursuant to a convertible promissory note from Bluewater Partners, S.A., a Cayman Islands corporation ("Bluewater").  The convertible promissory note had an interest rate of 10% and was convertible into common stock of the Company at a rate of $0.10 per share.  The note was due on demand.  The note had a beneficial conversion feature with a value of $400,000 that has been recorded as debt discount and additional contribution to common stock.  The entire discount was amortized as interest expense during the six months ended December 31, 2007.

        Effective August 31, 2007 and September 2, 2007, the Company and Bluewater refinanced their $400,000 convertible promissory note into two long term promissory notes, each with an original principal balance of $200,000.  Effective October 15, 2007, the Company obtained additional proceeds of $15,000 pursuant to a long term promissory note with Bluewater.  The notes bear interest at LIBOR plus 3% and have a five year maturity date.  The notes are personally guaranteed by the Company’s majority stockholder.

        Effective August 31, 2007, September 28, 2007, and November 30, 2007, the Company’s subsidiary, PrimaCare, obtained aggregate proceeds of $650,000 pursuant to three long term promissory notes with Bluewater.  The notes bear interest at LIBOR plus 3% and have a five year maturity date.  The notes are personally guaranteed by the Company’s majority stockholder.

7.     Note Payable and Equipment Note Payable

        Effective June 4, 2007, the Company acquired mining equipment through the issuance of 166,667 shares of common stock with a value of $291,667 and an equipment note payable in the principal amount of $50,000.  The note bears interest at 5% and is payable in monthly installments based on a rate of $1 per ton of coal sold.

8.     Commitments and Contingencies

        From 2002 to January 28, 2008, the Company was involved in litigation alleging the Company’s breach of a contract by delaying its resale of certain Company stock (the “Parrish Matter”).  On September 16, 2005, the plaintiffs filed and were granted a stipulated judgment pursuant to the Parrish Matter for $160,000.  During May 2007, the Company agreed to issue 733,333 shares of common stock to Granger Consulting, Inc. in exchange for $110,000 of the obligation.  The Company recorded a contingent liability of $50,000 representing its remaining liability under the judgment.  Between May 2007 and January 2008, the parties negotiated a settlement under which Granger would pay the plaintiffs $120,000 in exchange for a full release of all claims.  Effective January 28, 2008, the parties reached final agreement and the payment was made.  As a result of the favorable result, in January 2008, the Company will record a settlement gain of $50,000.

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

        On July 31, 2007, OWEC entered into an independent contractor agreement (the “Contractor Agreement”) with Ralph Smith and Son, Inc. (“Smith”) pursuant to which OWEC granted Smith the right of first refusal as mining operator for surface coal mining projects OWEC acquires. OWEC will provide the necessary operating capital and equipment for each project.  Smith will receive forty percent (40%) of the net revenue generated from each project.  As additional consideration for entering into the Contractor Agreement, Smith assigned all rights and privileges to the “Motoncha” and “Selinger” leases for the purpose of mining and removing coal from approximately 62 acres located in Conemaugh Township, Indiana County, Pennsylvania. In addition, OWEC and Smith entered a contract mining agreement for the “Nowrytown #1 Mine” project, located in Conemaugh Township, Indiana County, Pennsylvania, pursuant to which, Smith will receive forty percent (40%) of the net revenue with OWEC providing the operating capital and equipment for the project.

9.     Stockholders' Deficit

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

        On November 1, 2007, the Company issued 2,000,000 shares of common stock to IAB Island Ventures, S.A. pursuant to promissory note conversion agreement more fully described in the Form 10-KSB for the year ended June 30, 2007.

        On December 5, 2007, the Company issued 30,000 shares of common stock in exchange for accrued and unpaid accounts payable.

10.     Related Party Transactions

        Certain administrative functions are performed by a company owned by the majority shareholder.  The Company is charged a fixed monthly fee for those services.  For the period from July 1, 2007 to October 31, 2007, the fee was $10,000 per month.  Effective November 1, 2007, the fee structure was revised to reflect the additional costs involved in the acquisition of Medical Resources.  Under the revised fee arrangement, monthly costs of $7,000 are accrued for each of the parent company and PrimaCare.  At December 31, 2007, amounts due to the related company were $209,703.

        The Company’s Chief Executive Officer periodically advances funds to the Company for its operating cash requirements.  As of December 31, 2007, amounts owed to the Chief Executive Officer approximated $17,000.

11.     Segment Reporting

         The Company’s recent entry into the medical services industry represents entry into a reportable segment.  The Company now operates in two business segments, medical and natural resources.  In prior periods, the Company consisted of one segment.  Included in the medical segment is the operation of medical facilities by PrimaCare.  Included in the natural resource segment is the Company’s interest in coal mining operations.

    During the three and six months ended December 31, 2007, the Company commenced its medical segment operations by entering into a management services contract with a health maintenance organization under which the Company performed certain administrative functions in exchange for a monthly fee.

    The following table presents segment information for the three and six months ended December 31, 2007.  (Prior year information is not presented as the Company previously operated in one segment.)

	Three Months Ended December 31, 2007	Six Months Ended December 31, 2007
Natural Resources
Sales	$ 49,956	$ 103,487
Operating (Loss)	(20,510)	(166,863)

Medical Services
Sales	175,020	175,020
Operating Income	89,453	59,121

Corporate
Sales	-	-
Operating (Loss)	(140,823)	(296,528)

	December 31, 2007	June 30, 2007
Total Assets
Natural Resources	$ 382,204	$ 291,667
Medical Services	726,983	-
Corporate	3,620	544
Total	$ 1,112,807	$ 292,211

12.     Subsequent Events

        On January 11, 2008, the Company’s subsidiary, PrimaCare, completed the acquisition of all the membership interests in Medical Resources, LLC.  Based in Florida, Medical Resources is a management services organization that provides non-clinical, administrative and management services and assets to physician practices throughout southeast Florida.

   On January 22, 2008, the Company's subsidiary PrimaCare obtained proceeds of $300,000 pursuant to an additional long term promissory note with Bluewater. The note bears interest at LIBOR plus 3% and has a five year maturity date. The note is personally guaranteed by the Company's majority stockholder.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

The following discussion updates our plan of operation for the next 12 months. It also analyzes our financial condition at December 31, 2007 and compares it to our financial condition at June 30, 2007. Finally, the discussion summarizes the results of our operations for the three and six months ended December 31, 2007 and compares those results to the corresponding period ended December 31, 2006.  This discussion and analysis should be read in conjunction with our audited financial statements for the two years ended June 30, 2007, including footnotes, and the discussion and analysis included in our Form 10-KSB.

Plan of Operation

Through our subsidiary, One World Energy Corporation, we currently hold an interest in one coal mining property.  We are in the beginning stages of mining.  The mining site, which is called Nowrytown No.1, consists of 293 permitted acres and has historically produced approximately 3,000 tons of coal per month.  Our operation is a joint venture with an independent contractor, Ralph Smith and Son.  We receive 60% of the net income once 100% of the expenses are paid.  The current areas where we are mining are thinning out.  We are contemplating different options to improve results, including a movement of the operation to a different set of acreage.

We formed PrimaCare Corporation, a subsidiary, to become a healthcare holding company.  PrimaCare’s mission is to provide healthcare services focusing initially on coordinating comprehensive care through a network of staff physicians and primary care centers. The dominant focus of these medical centers will be to serve members enrolled in Medicare plans sponsored by our health maintenance organization payers.

On January 11, 2008, PrimaCare completed the acquisition of all the membership interests in Medical Resources, LLC.  Based in Florida, Medical Resources is a management services organization that provides non-clinical, administrative, and managerial services and assets to physician practices throughout southeast Florida.  In particular, Medical Resources operates 29 primary care medical centers, providing physician and healthcare practitioner services including internal medicine, general practice, family medicine, nurse practitioners and physician assistants.  Medical Resources has medical centers and practice management agreements through county service areas in Brevard, Broward, Indian River, Martin, Okeechobee, Palm Beach, and St. Lucie Counties.  Lastly, Medical Resources has contracts with Humana, Inc., Quality Health Plans, Summit Health Plan, WellCare Health Plans, Inc., and United Health Care / Secure Horizons / Evercare.  Medical Resources serves approximately 10,000 Medicare patients.

The purchase price for the membership interests of Medical Resources is an amount equal to 5 times Medical Resources' EBITDA, calculated based upon an audit of Medical Resources' financial statements for the 24-month period from January 1, 2008 through December 31, 2009. The purchase price will not be less than $15 million, nor more than $30 million, and payable in shares of our common stock, the value of which will be determined based on a 90-day weighted average trading price of the shares. At closing, we deposited 28 million common shares with an escrow agent, pending final determination of the purchase price.

The selling members of Medical Resources were the mother and stepfather of the Company’s Chief Executive Officer.

Liquidity and Capital Resources

As of December 31, 2007, we had a working capital deficit of $651,597 comprised of current assets of $94,694 and current liabilities of $746,291.  This represents an increased deficit of $49,529 from the working capital deficit of $602,068 reported at our June 30, 2007 year end.  Our working capital declined as a result of expenses incurred in our coal mining business and the pursuit of our acquisition of Medical Resources.

We have historically relied on debt financing and the sale of equity to fund our working capital needs.

During the six months ended December 31, 2007, we initiated a financing arrangement with Bluewater Partners, S.A. under which we received cash proceeds of $1,065,000 in six borrowings.  Our prospects for generating meaningful cash from operations are dependant upon reaching profitable operations, including improving results at our coal mining property and successfully integrating our acquisition of Medical Resources.

We used net cash of $672,040 in investing activities during the six months ended December 31, 2007, primarily because we advanced $665,990 to Medical Resources pursuant to our anticipated acquisition.

Net cash used in operating activities during the first six months of 2007 was $324,295.  This represents an increase of $322,693 from the $1,602 that was used during the first six months of 2006.  The increase in net operating loss is primarily responsible for this increase.

Results of Operations – Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006

For the three months ended December 31, 2007, we recorded a net loss of $(90,134), or $(0.00) per share, compared to a loss for the corresponding period of 2006 of $(26,133) or $(0.00) per share. During 2007, we commenced operations at our coal property and start-up expenses exceeded revenues.  In addition, we incurred general and administrative and other expenses in connection with the acquisition of Medical Resources.

We incurred mining costs of $64,446 compared to revenue from mining activities of $49,956 for the three months ended December 31, 2007.  We had no mining revenues or expenses during the same period of 2006.  Certain costs incurred during the period represent the start up of our mining operation.  We are working to increase revenue and reduce costs, but there is no guarantee that we will be successful in our efforts.  For the three months ended December 31, 2007, we earned revenues of $175,020 pursuant to a medical services contract to provide general management services to a health maintenance organization.  General and administrative expense for the three months ended December 31, 2007 increased to $194,410 compared to $24,925 during the same period of 2006.  The increase is attributable to our increased activity, including the commencement of mining operations and pursuit of the Medical Resources acquisition.  In addition, we incurred $38,000 in administrative fees paid to a related party.

During the three months ended December 31, 2007, we incurred interest costs of $18,254, including interest on long term debt of $17,578.  Interest expense for the comparable period in 2006 was $13,400.

Results of Operations – Six Months Ended December 31, 2007 Compared to the Six Months Ended December 31, 2006

For the six months ended December 31, 2007, we recorded a net loss of $(831,503), or $(0.02) per share, compared to a loss for the corresponding period of 2006 of $(28,965) or $(0.00) per share. During 2007, we commenced operations at our coal property and start-up expenses exceeded revenues.  In addition, we incurred general and administrative and other expenses in connection with the planned acquisition of Medical Resources.

We incurred mining costs of $263,417 compared to revenue from mining activities of $103,487 for the six months ended December 31, 2007.  We had no mining revenues or expenses during the same period of 2006.  Certain costs incurred during the period represent the start up of our mining operation.  We are working to increase revenue and reduce costs, but there is no guarantee that we will be successful in our efforts.  For the six months ended December 31, 2007, we earned revenues of $175,020 pursuant to a medical services contract to provide general management services to a health maintenance organization.  General and administrative expense for the six months ended December 31, 2007 increased to $351,360 compared to $26,549 during the same period of 2006.  The increase is attributable to our increased activity, including the commencement of mining operations and pursuit of the Medical Resources acquisition.  In addition, we incurred $68,000 in administrative fees paid to a related party.

During the six months ended December 31, 2007, we incurred interest costs of $427,233, including the amortization of debt discount on our convertible debt of $400,000, and interest on long term debt of $27,233.  Interest expense for the comparable period in 2006 was $27,108.

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our Form 10-KSB, and the following:

•	The worldwide economic situation;
•	Volatility in the price of coal;
•	Any change in interest rates or inflation;
•	The willingness and ability of third parties to honor their contractual commitments;
•	Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition in the coal industry and the medical services industry for risk capital;
•	Our capital costs, as they may be affected by delays or cost overruns;
•	Our costs of production;
•	Environmental, medical services and other regulations, as the same presently exist and may hereafter be amended;
•	Our ability to identify, finance and integrate other acquisitions; and
•	Volatility of our stock price.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation performed as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure and controls and procedures as of December 31, 2007 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On January 28, 2008, we satisfied a judgment against us resulting from a civil lawsuit filed in El Paso County District Court, Colorado Springs, Colorado, known as Lloyd K. Parrish, Jr., et. al. v. Larry D. Arnold and Inform Worldwide Holdings, Inc. (the “Parrish Matter”). The plaintiffs filed this lawsuit on or about March 2002, alleging that we and Mr. Arnold breached a contract in delaying its resale of certain common stock.

On September 16, 2005, the plaintiffs filed and were granted a stipulated judgment pursuant to the Parrish Matter for $160,000.  During May 2007, the Company agreed to issue 733,333 shares of common stock to Granger Consulting, Inc. in exchange for $110,000 of the obligation.  The Company recorded a contingent liability of $50,000 representing its remaining liability under the judgment.  Between May 2007 and January 2008, the parties negotiated a settlement under which Granger would pay the plaintiffs $120,000 in exchange for a full release of all claims.  Effective January 28, 2008, the parties reached final agreement and the payment was made.  As a result of the favorable result, in January 2008, the Company will record a settlement gain of $50,000.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the second quarter of our fiscal year.

ITEM 5 – OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing
31.1	Certification of Ashvin Mascarenhas pursuant to Rule 13a-14(a)	Filed electronically herewith.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFORM WORLDWIDE HOLDINGS, INC.

February 13, 2008                                                                           /s/  Ashvin Mascarenhas
__________________________________________
Ashvin Mascarenhas
Chief Executive Officer